Form 10-Q
period 2007-09-30
INDYMAC BANCORP INC
filed 2007-11-06
CIK 773468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Common stock outstanding as of October 31, 2007: 80,488,799 shares

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q may be deemed to be forward-looking statements within the meaning of the federal securities laws. The words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” “goal,” “target,” and similar expressions, as well as future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may,” are generally intended to identify forward-looking statements that are inherently subject to risks and uncertainties, many of which are beyond Indymac’s control or cannot be predicted or quantified. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements or from historical results due to a number of factors, including, the effect of economic and market conditions including industry volumes and margins; the level and volatility of interest rates; Indymac’s hedging strategies, hedge effectiveness and asset and liability management; the accuracy of subjective estimates used in determining the fair value of financial assets of Indymac; the credit risks with respect to its loans and other financial assets including increased credit losses due to demand trends in the economy and in the real estate market and increased delinquency rates of borrowers; the actions undertaken by both current and potential new competitors; the availability of funds from Indymac’s lenders and from loan sales and securitizations to fund mortgage loan originations and portfolio investments including a reduction in secondary mortgage market investor demand; the execution of Indymac’s growth plans in a significant market transition; the impact of disruptions triggered by natural disasters; the impact of current, pending or future legislation, regulations or litigation; and other risk factors described in the reports that Indymac files with the Securities and Exchange Commission, including its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, and its reports on Form 8-K. For further information on our risk factors, please refer to “Risk Factors” on pages 72 to 80 in Indymac’s annual report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”) and Part II Item 1A “Risk Factors” on page 82. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. Indymac does not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made.

References to “Indymac Bancorp” or the “Parent Company” refer to the parent company alone, while references to “Indymac,” the “Company,” or “we” refer to the parent company and its consolidated subsidiaries. References to “Indymac Bank” or the “Bank” refer to our subsidiary IndyMac Bank, F.S.B. and its consolidated subsidiaries. The following discussion addresses the Company’s financial condition and results of operations for the three and nine months ended September 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The third quarter of 2007 was marked by an unprecedented disruption in the U.S. mortgage market. The private mortgage-backed securities market, as well as markets for asset-backed commercial paper and other financing markets came to a virtual halt during the quarter. This disruption had severe consequences for many mortgage originators. Many lenders that were not depository institutions failed or were severely disrupted. The impact of the market disruption appears to have significantly impacted the U.S. housing market as both sales of homes and prices are expected to decline in the future. Indymac’s results of operations were significantly impacted by the disruptions resulting in material reductions to revenue for both credit and market risks.

For the three months ended September 30, 2007, Indymac had a consolidated net loss of $202.7 million, representing a negative 39% return on average equity (“ROE”). Regarding business segment performance1, the mortgage production divisions had a net loss of $123.6 million and a negative ROE of 67% in the third quarter while the mortgage servicing division had earnings of $85.3 million and a 85% ROE. Combining production and servicing, mortgage banking recorded a net loss of $50.5 million and a negative ROE of 17%. The thrift segment also recorded a net loss $104.4 million, representing a negative ROE of 45% for the third quarter. As a result of our thrift structure and strong capital and liquidity position, we were not forced to sell assets at liquidation prices and our funding capacity was not materially impacted.

1 Net income for the mortgage production divisions, mortgage servicing and the thrift portfolio is before divisional and corporate overhead. Net income for total mortgage banking segment is after divisional overhead but before corporate overhead.

SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

The following highlights the Company’s consolidated financial condition and results of operations for the periods indicated (dollars in millions, except per share data):

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007	2007	2006	2006

Balance Sheet Information (at period end)(1)
Cash and cash equivalents	$785	$618	$577	$542	$521
Securities (trading and available for sale)	5,732	5,608	5,253	5,443	4,950
Loans held for sale	14,022	11,762	10,511	9,468	8,341
Loans held for investment	8,553	8,648	8,988	10,177	10,030
Allowance for loan losses	(162)	(77)	(68)	(62)	(61)
Mortgage servicing rights	2,490	2,387	2,053	1,822	1,631
Other assets	2,313	2,713	2,380	2,105	1,973

Total Assets	$33,733	$31,659	$29,694	$29,495	$27,385

Deposits	$16,775	$11,747	$11,452	$10,898	$10,111
Advances from Federal Home Loan Bank	11,095	10,873	10,350	10,413	9,333
Other borrowings	2,189	4,527	4,313	4,637	4,595
Other liabilities and preferred stock in subsidiary	1,803	2,462	1,525	1,519	1,409

Total Liabilities and Preferred Stock in Subsidiary	$31,862	$29,609	$27,639	$27,467	$25,447

Shareholders’ Equity	1,871	2,050	2,055	2,028	1,938
Income Statement Information(1)
Net interest income	$142	$149	$135	$133	$137
Provision for loan losses	(98)	(17)	(11)	(9)	(5)
Gain (loss) on sale of loans	(251)	101	118	165	160
Service fee income	213	86	49	22	21
Gain (loss) on MBS	(94)	(46)	(5)	(4)	19
Fee and other income	46	25	16	13	14

Net revenues	(42)	298	302	320	346
Total expenses	(283)	(224)	(216)	(211)	(203)
(Provision) benefit for income taxes	122	(29)	(34)	(36)	(56)

Net earnings (loss)	$(203)	$45	$52	$72	$86

Operating Data
SFR mortgage loan production	$16,816	$22,505	$25,569	$25,946	$23,968
Total loan production(2)	17,062	23,023	25,930	26,328	24,439
Mortgage industry market share(3)	3.06%	3.24%	4.05%	3.76%	3.44%
Pipeline of SFR mortgage loans in process (at period end)	$7,421	$13,376	$16,112	$11,821	$14,556
Loans sold	13,009	20,194	24,537	23,417	19,508
Loans sold/SFR mortgage loan production	77%	90%	96%	90%	81%
SFR mortgage loans serviced for others (at period end)(4)	$173,915	$167,710	$156,144	$139,817	$124,395
Total SFR mortgage loans serviced (at period end)	192,629	183,574	171,955	155,656	139,022
Average number of full-time equivalent employees (“FTEs”)	9,890	9,431	8,755	8,477	8,186
Per Common Share Data
Basic earnings (loss) per share(5)	$(2.77)	$0.62	$0.72	$1.02	$1.25
Diluted earnings (loss) per share(6)	(2.77)	0.60	0.70	0.97	1.19
Dividends declared per share	0.50	0.50	0.50	0.50	0.48
Dividend payout ratio(7)	(18)%	83%	71%	52%	40%
Book value per share (at period end)	$24.31	$27.83	$27.93	$27.78	$27.35
Closing price per share (at period end)	23.61	29.17	32.05	45.16	41.16
Average Shares (in thousands):
Basic	73,134	72,412	72,297	71,059	68,866
Diluted	73,134	73,976	74,305	74,443	72,286
Performance Ratios
Return on average equity (annualized)	(39.15)%	8.62%	10.45%	14.56%	18.27%
Return on average assets (annualized)	(2.18)%	0.50%	0.60%	0.85%	1.17%
Net interest margin, consolidated	1.78%	1.92%	1.77%	1.76%	2.13%
Net interest margin, thrift(8)	2.37%	2.29%	2.11%	2.09%	2.50%
Mortgage banking revenue (“MBR”) margin on loans sold(9)	(1.54)%	0.80%	0.68%	0.91%	1.03%
Efficiency ratio(10)	483%	71%	69%	64%	58%
Operating expenses to total loan production	1.58%	0.97%	0.83%	0.80%	0.83%
Balance Sheet and Asset Quality Ratios
Average interest-earning assets	$31,695	$31,255	$31,030	$29,868	$25,507
Average assets	36,833	35,837	35,341	33,765	29,140
Average equity	2,054	2,078	2,033	1,969	1,871
Debt to equity ratio (at period end)(11)	16.1:1	13.2:1	12.7:1	12.8:1	12.4:1
Tier 1 core capital ratio (at period end)(12)	7.48%	8.10%	7.41%	7.39%	7.60%
Risk-based capital ratio (at period end)(12)	11.79%	12.09%	11.28%	11.72%	11.62%
Non-performing assets to total assets (at period end)(13)	2.46%	1.63%	1.09%	0.63%	0.51%
Allowance for loan losses to total loans held for investment (at period end)	1.89%	0.89%	0.75%	0.61%	0.61%
Allowance for loan losses to non-performing loans held for investment (at period end)	47.64%	36.07%	44.11%	57.51%	77.43%

(1)	The items under the balance sheet and income statement sections are rounded individually and therefore may not necessarily add to the total.

(2)	Total loan production includes newly originated commitments on builder construction loans as well as commercial real estate loan production, which started in March 2007.

(3)	Mortgage industry market share is calculated based on our total SFR mortgage loan production, both purchased (correspondent and conduit) and originated (retail and wholesale), in all channels (the numerator) divided by the Mortgage Bankers Association (“MBA”) October 17, 2007 Mortgage Finance Long-Term Forecast estimate of the overall mortgage market (the denominator). Our market share calculation is consistent with that of our mortgage banking peers. It is important to note that these industry calculations cause purchased mortgages to be counted more than once, i.e., first when they are originated and again by the purchasers (through correspondent and conduit channels) of the mortgages. Therefore, our market share calculation may not be mathematically precise, but it is consistent with industry calculations, which provide investors with a good view of our relative standing compared to the other top mortgage lending peers.

(4)	SFR mortgage loans serviced for others represent the unpaid principal balance on loans sold with servicing retained by Indymac. Total SFR mortgage loans serviced include mortgage loans serviced for others and mortgage loans owned by and serviced for Indymac.

(5)	Net earnings (loss) for the period divided by weighted average basic shares outstanding for the period.

(6)	Net earnings (loss) for the period divided by weighted average dilutive shares outstanding for the period.

(7)	Dividend payout ratio represents dividends declared per share as a percentage of diluted earnings (loss) per share.

(8)	Net interest margin, thrift, represents the combined margin for thrift, elimination and other, and corporate overhead.

(9)	Mortgage banking revenue margin is calculated using the sum of consolidated gain (loss) on sale of loans and the net interest income earned on loans held for sale by our mortgage banking production divisions divided by total loans sold.

(10)	Efficiency ratio is defined as operating expenses divided by net revenues, excluding provision for loan losses.

(11)	In the debt to equity calculation, debt includes deposits. Preferred stock in subsidiary is excluded from the calculation.

(12)	The tier 1 core capital ratio and risk-based capital ratio are for Indymac Bank and exclude unencumbered cash at the Parent Company available for investment in Indymac Bank. The risk-based capital ratio is calculated based on the regulatory standard risk weightings adjusted for the additional risk weightings for subprime loans.

(13)	Non-performing assets are non-performing loans plus foreclosed assets. Loans are generally placed on non-accrual status when they are 90 days past due.

NARRATIVE SUMMARY OF CONSOLIDATED FINANCIAL RESULTS

Three Months ended September 30, 2007 Compared to Three Months ended September 30, 2006

The Company recorded a net loss of $202.7 million, or $2.77 loss per diluted share, for the third quarter of 2007. This represents decreases of 335% and 333% in net earnings and earnings per diluted share, respectively, compared with the net earnings of $86.2 million, or $1.19 per diluted share, for the third quarter of 2006. The decline in profitability is mainly attributable to credit costs of $408 million versus $15 million in the third quarter of 2006, or a negative impact on earnings per share (“EPS”) of $3.40; unprecedented disruption in the private-label mortgage-backed securities (spread widening) which resulted in a reduction of expected gain on sale revenue estimated at $167 million for the third quarter, or a negative EPS impact of $1.39; and staff reductions that took place in the third quarter (over 1,500 positions) which resulted in a one-time, pre-tax charge to earnings of roughly $28 million, or a negative $0.23 EPS impact. These items were partially offset by strong hedging performance with respect to the mortgage servicing rights (“MSR”) asset which resulted in an additional $149 million in pre-tax servicing profits in the third quarter, or a positive EPS impact of $1.24; and the sale and leaseback of a commercial property which houses our mortgage banking headquarters which resulted in a $24 million pre-tax gain recorded in the third quarter of 2007, having a $0.20 positive EPS impact.

SFR Mortgage Loan Production

Our total SFR mortgage loan production for the third quarter of 2007 dropped 30% to $16.8 billion as compared to $24.0 billion for the third quarter of 2006, and 25% from $22.5 billion for the second quarter of 2007. This decline in volume is mainly reflected in the 74%, or $6.7 billion, drop in production from our conduit channel from the third quarter of 2006 as we scaled back production from this channel due to its inherently lower profit margins and the current uncertainty with respect to secondary market spreads and execution. Compared to the second quarter of 2007, volume from the conduit channel also declined 55%, or $2.9 billion. Our core mortgage professionals group (excluding the conduit channel) produced $11.3 billion in the third quarter of 2007, reflecting a reduction of 4% and 15% from the third quarter of 2006 and second quarter of 2007, respectively. Our retail channel, now part of the core mortgage professionals group, continues to grow with production reaching $546 million this quarter, up 45% from the second quarter of 2007. While the servicing retention channel saw a decline of 29% from the second quarter of 2007, production increased 46% from the third quarter of 2006 to $1.1 billion. The pipeline of SFR mortgage loans in process ended at $7.4 billion, down 49% from $14.6 billion at September 30, 2006, and 45% from $13.4 billion at June 30, 2007.

Mortgage Banking Revenue Margin

Our MBR margin declined to a negative 1.54% for the quarter ended September 30, 2007 from 1.03% for the quarter ended September 30, 2006, and 0.80% for the quarter ended June 30, 2007. This year over year MBR margin decline was primarily due to higher credit costs and spread widening caused by the secondary market disruption. Notwithstanding the disruption, we sold $13.0 billion and recorded a net loss on sale of $251.1 million in the third quarter of 2007 (including the credit losses discussed below). By comparison, we sold $19.5 billion, which generated $160.2 million in gain on sale during the same period last year. Substantially all of the credit and spread widening costs were unrealized as we were not forced to liquidate any assets due to liquidity concerns.

Delinquencies and foreclosures significantly worsened in the third quarter of 2007 in our total servicing portfolio. As a result, a total of $408 million in credit related charges was recorded during the third quarter of 2007. The lower of cost or market (“LOCOM”) mark-to-market valuation reserve on loans held for sale (“HFS”) increased from June 30, 2007 by $225.9 million to $338.9 million at September 30, 2007. Due to the disruption in the secondary mortgage market, our HFS loans increased to $14.0 billion as the market for certain products stopped functioning. As a result of our thrift structure, our capital and liquidity position allowed us to retain loans held for sale in the third quarter when many of our peers were forced to sell assets to meet margin calls. We expect to transfer a portion of these loans to be held for investment (“HFI”) in the next two quarters.

Other Credit Costs

For the HFI portfolio, provision for loan losses increased to $98.3 million for the third quarter of 2007 from $5.0 million for the third quarter of 2006, with the most significant increase in our homebuilder division’s portfolio. We recorded $72.8 million in credit related valuation adjustments to our residual and non-investment grade MBS portfolio. We also recorded a $32.0 million reduction in gain on sale revenue to increase our secondary market reserve.

Mortgage Servicing Performance

We had a strong performance from our Mortgage Servicing Division in the third quarter of 2007. This division benefited from the financial instruments we used to hedge against decline in market interest rates. Moreover, the value of our mortgage servicing rights did not experience a decline in value as the impact of lower swap and government-sponsored enterprise (“GSE”) rates were offset by significant spread widening in our predominantly non-GSE servicing portfolio. As a result, our mortgage servicing division recorded net earnings of $85.3 million, or an 85% ROE, despite a $2.3 million net loss from its servicing retention channel.

Operating Expenses

Total operating expenses of $269.7 million for the third quarter of 2007 were up 20% over the second quarter of 2007 and 33% from the same quarter a year ago. Operating expense growth in the third quarter of 2007 from the same period a year ago was driven mainly by the approximately $28 million in severance-related charges that were recorded this quarter as a result of the right-sizing of our workforce. We have executed on plans to reduce our workforce by roughly 1,500 positions, or 15%, through both the voluntary resignation with severance program and targeted involuntary layoffs for regular employees and reductions in our offshore and temporary workforce. In addition, we continued our investments in two of our new business activities, our retail channel and commercial mortgage division, with the bulk of the increase coming from the April 1, 2007 acquisition of the retail lending platform of the New York Mortgage Company (“NYMC”), including roughly 400 employees, and the hiring of over 1,400 retail lending professionals who were former employees of failed mortgage companies such as American Home Mortgage Investment Corp. (“AHM”). As a result, expenses increased by $20.7 million and $5.3 million from the third quarter of 2006 and second quarter of 2007, respectively. In addition, real estate owned (“REO”) related expenses significantly increased to $10.6 million in the third quarter of 2007 from $0.6 million in the same period last year. This is primarily driven by $7.9 million of further write-downs on REOs resulting from a further decline in their values.

Other Items

We also recognized a one-time gain of $24.0 million on the sale and leaseback of one of our properties in Pasadena, California. This gain is reflected in fee and other income in the consolidated statements of operations. Our total gain was $60 million with the remaining $36 million to be recognized over the lease term.

Nine Months ended September 30, 2007 Compared to Nine Months ended September 30, 2006

The Company recorded a net loss of $105.7 million, or $1.46 loss per diluted share, for the nine months ended September 30, 2007. These represent decreases of 139% and 138% in net earnings and earnings per diluted share, respectively, compared with net earnings of $270.7 million, or $3.87 per diluted share, for the nine months ended September 30, 2006. The decline in profitability is mainly attributable to higher credit costs and significant reduction in gain on sale of loans due to spread widening and illiquidity in the secondary mortgage market.

While total SFR mortgage loan production remained relatively flat at $64.9 billion and loan sales grew 4% to $57.7 billion during the first nine months of 2007 compared to the first nine months of 2006, net revenues declined 46% to $557.5 million during the same period. This is primarily due to the decline in MBR margin caused by the secondary market disruption discussed earlier and higher credit costs due to worsening delinquencies in our HFS, HFI and credit risk securities portfolios. The change in product mix of loans sold also contributed to the decline in MBR margin.

As discussed earlier, credit costs during the first nine months of 2007 increased significantly due primarily to worsened delinquency and foreclosure rates in both our HFS and HFI portfolios. For the HFI portfolio, we increased the provision for loan losses to $126.2 million for the nine months ended September 30, 2007 compared to $11.0 million in the nine months ended September 30, 2006. We repurchased $562 million of loans in the first nine months of 2007, mainly due to early payment defaults, compared to $119 million in the first nine months of 2006. Accordingly, we recorded a provision for the secondary market reserve of $87.9 million for the nine months ended September 30, 2007, compared to $24.1 million for the same period last year.

Total non-interest income, excluding gain on sale of loans, increased 105% from $141.1 million for the first nine months of 2006 to $289.7 million for the first nine months of 2007. This increase is largely due to the strong performance from our mortgage servicing division. Service fee income increased $268.5 million, as a direct result of out performance in hedging, as well as, the growth in our servicing portfolio and slower prepayment rates. Revenue from our MBS portfolio declined from $24.6 million for the first nine months of 2006 to a loss of $145.4 million for the first nine months of 2007, primarily due to valuation adjustments on non-investment grade and residual securities, which reflected expected credit losses. Lastly, we recorded a one-time gain of $24.0 million on the sale and leaseback of one of our properties as discussed earlier.

Operating expenses increased 23% from $578.1 million for the first nine months of 2006 to $709.5 million for the first nine months of 2007. The increase is primarily reflected in the 21% growth of our average FTEs from 7,755 for the first nine months of 2006 to 9,359 for the first nine months of 2007, which was necessary to support the expansion of our retail lending group and growth in loan servicing and default management functions. We recorded severance charges of approximately $28 million in the third quarter related to the right-sizing of our workforce. This was partially offset by a one-time expense reduction of $10.3 million related to the curtailment of our pension plan in the second quarter of 2007. Without the two unusual items, the expense growth year over year was 20%. While year-over-year servicing portfolio and total assets have grown by 40% and 24%, respectively, we have been able to hold the growth in ongoing operating expenses to 20% through our previously disclosed cost saving initiatives. We expect to continue to see the benefit of these initiatives, including the right-sizing of our workforce, in the future.

SUMMARY OF BUSINESS SEGMENT RESULTS

Indymac’s hybrid business model combines elements of mortgage banking and thrift investing. Mortgage banking involves the origination, securitization and sale of mortgage loans and related assets, and the servicing of those loans. The revenues from mortgage banking consist primarily of gains on the sale of loans, fees earned from origination, interest income earned while the loans are held for sale and servicing fees. On the thrift side, we generate core spread income from our investment portfolio of prime single-family residential (“SFR”) mortgage loans, home equity loans, consumer and builder construction loans and mortgage-backed securities (“MBS”).

As a result of the asset turn times associated with mortgage banking, it is less capital intensive than thrift investing and generally offers higher returns on invested capital. When demand for mortgages and related secondary products is high, more capital can be deployed in this segment. Thrift investing requires more capital than mortgage banking and generates correspondingly lower returns on invested capital. However, the returns generally tend to be more stable and less cyclical than those from mortgage banking. We allocate more capital to the thrift segment when we believe the secondary market is under-valuing returns on mortgage-related assets. The ability to deploy capital into the segment with the best opportunities at any given time allows us to focus on strong shareholder returns throughout the interest rate cycle.

We have developed a detailed reporting process that computes net earnings and ROE for our key business segments each reporting period and uses the results to evaluate our managers’ performance and determine their incentive compensation. In addition, we use the results to evaluate the performance and prospects of our divisions and adjust our capital allocations to those divisions that earn the best returns for our shareholders.

We predominantly use Generally Accepted Accounting Principles (“GAAP”) to compute each division’s financial results as if it were a stand-alone entity. Consistent with this approach, borrowed funds and their interest cost are allocated based on the funds actually used by the Company to fund the division’s assets and capital is allocated based on regulatory capital rules for the specific assets of each segment. Additionally, transactions between divisions are reflected at arms-length in these financial results and intercompany profits are eliminated in consolidation. We do not allocate fixed corporate and business unit overhead costs to our profit center divisions, because the methodologies to do so are arbitrary and distort each division’s marginal contribution to our profits. However, the cost of these overhead activities is included in the following tables to reconcile to our consolidated results, and is tracked closely, so the responsible managers can be held accountable for the level of these costs and their efficient use.

Our segment reporting is organized consistent with our hybrid business model that combines mortgage banking and thrift investing. The activities of the mortgage banking segment involve the origination, securitization and sale of mortgage loans and related assets, and the servicing of those loans. The revenues from mortgage banking consist primarily of gains on the sale of the loans, fees earned from origination, net interest income earned while the loans are held pending sale, and servicing fees. In the thrift segment, we primarily generate core spread income from our investment portfolio of mortgage-backed securities, prime SFR mortgages, home equity loans, and consumer and builder construction loans.

The following tables and discussion explain the recent results of our two major operating segments, mortgage banking and thrift. These activities, combined with the eliminations and other category, which includes supporting deposit and treasury costs as well as eliminating entries, form our total operating results. Our unallocated corporate overhead costs are also presented and discussed. We have also included supplemental tables showing detailed division level financial results for each of our segments.

The following tables summarize the Company’s financial results by segment for the periods indicated (dollars in thousands):

	Mortgage			Total
	Banking	Thrift	Eliminations	Operating	Corporate	Total
	Segment	Segment	& Other(1)	Results	Overhead	Company

Three Months Ended September 30, 2007
Operating Results
Net interest income	$39,226	$73,829	$29,900	$142,955	$(777)	$142,178
Provision for loan losses	—	(98,279)	—	(98,279)	—	(98,279)
Gain (loss) on sale of loans	(157,670)	(35,783)	(57,666)	(251,119)	—	(251,119)
Service fee income (expense)	183,273	1,571	28,085	212,929	—	212,929
Gain on sale and leaseback of building	—	—	—	—	23,982	23,982
Gain (loss) on MBS	(3,321)	(91,617)	1,269	(93,669)	—	(93,669)
Other income (expense)	11,737	8,735	898	21,370	222	21,592

Net revenues (expense)	73,245	(141,544)	2,486	(65,813)	23,427	(42,386)
Operating expenses	214,516	34,250	17,345	266,111	39,111	305,222
Severance charges	—	—	—	—	27,634	27,634
Deferral of expenses under SFAS 91	(58,379)	(4,349)	—	(62,728)	—	(62,728)

Pre-tax earnings (loss)	(82,892)	(171,445)	(14,859)	(269,196)	(43,318)	(312,514)
Minority interests	—	—	—	—	12,396	12,396

Net earnings (loss)	$(50,512)	$(104,411)	$(9,017)	$(163,940)	$(38,777)	$(202,717)

Performance Data
Average interest-earning assets	$14,591,406	$16,618,394	$(94,598)	$31,115,202	$579,356	$31,694,558
Allocated capital	1,157,664	914,473	11,335	2,083,472	(29,091)	2,054,381
Loans produced	16,176,966	884,732	N/A	17,061,698	—	17,061,698
Loans sold	13,827,123	826,566	(1,645,142)	13,008,547	—	13,008,547
MBR margin	(0.77)%	(4.33)%	N/A	N/A	N/A	(1.54)%
ROE	(17)%	(45)%	N/A	(31)%	N/A	(39)%
Net interest margin	N/A	1.76%	N/A	1.82%	N/A	1.78%
Net interest margin, thrift	N/A	1.76%	N/A	N/A	N/A	2.37%
Average FTE	7,734	660	339	8,733	1,157	9,890
Three Months Ended September 30, 2006
Operating Results
Net interest income	$37,707	$79,043	$22,034	$138,784	$(2,073)	$136,711
Provision for loan losses	—	(4,988)	—	(4,988)	—	(4,988)
Gain (loss) on sale of loans	166,663	16,558	(22,996)	160,225	—	160,225
Service fee income (expense)	29,927	(397)	(8,472)	21,058	—	21,058
Gain (loss) on MBS	15,622	1,976	1,370	18,968	—	18,968
Other income (expense)	2,802	10,631	(610)	12,823	777	13,600

Net revenues (expense)	252,721	102,823	(8,674)	346,870	(1,296)	345,574
Operating expenses	182,026	31,757	12,937	226,720	42,606	269,326
Deferral of expenses under SFAS 91	(60,988)	(4,492)	(718)	(66,198)	—	(66,198)

Pre-tax earnings (loss)	131,683	75,558	(20,893)	186,348	(43,902)	142,446

Net earnings (loss)	$80,041	$46,016	$(13,141)	$112,916	$(26,736)	$86,180

Performance Data
Average interest-earning assets	$9,798,354	$15,500,071	$(93,621)	$25,204,804	$302,213	$25,507,017
Allocated capital	789,277	820,043	1,939	1,611,259	260,120	1,871,379
Loans produced	23,167,283	1,271,893	—	24,439,176	—	24,439,176
Loans sold	21,216,331	1,281,971	(2,990,126)	19,508,176	—	19,508,176
MBR margin	0.98%	1.29%	N/A	N/A	N/A	1.03%
ROE	40%	22%	N/A	28	N/A	18%
Net interest margin	N/A	2.02%	N/A	2.18	N/A	2.13%
Net interest margin, thrift	N/A	2.02%	N/A	N/A	N/A	2.50%
Average FTE	5,902	657	324	6,883	1,303	8,186
Quarter to Quarter Comparison
% change in net earnings	(163)%	(327)%	31%	(245)%	(45)%	(335)%
% change in capital	47%	12%	485%	29%	(111)%	10%

(1)	Included are eliminations, deposits, and treasury items, the details of which are provided on page 31.

MORTGAGE BANKING SEGMENT

Our mortgage banking segment primarily consists of the mortgage production divisions and the mortgage servicing division, which services the loans that Indymac originates, whether they have been sold into the secondary market or are held for investment on our balance sheet.

The mortgage banking segment reported an after-tax loss of $50.5 million in the third quarter of 2007 compared with net earnings of $80.0 million in the same period last year. These lower results were caused by a large decline in earnings from our production divisions, which reported a $123.6 million after-tax loss this quarter, partially offset by very strong returns and growth in the mortgage servicing area.

The primary driver of the loss in the mortgage production divisions this quarter was the decline in the MBR margin from a positive 0.97% of loans sold in last year’s third quarter to a negative 0.83% of loans sold in this year’s third quarter. A large increase in production credit costs was the primary cause of this decline. Mortgage banking revenue was reduced by $226.0 million in pre-tax credit related costs this quarter representing a $209.8 million increase from $16.2 million in the third quarter of 2006. As credit conditions in the U.S. mortgage market have deteriorated, our loan production credit costs have increased. However, we have identified the products where these losses were concentrated and stopped offering them. As a result, substantially all of the production credit losses we incurred this quarter resulted from products we no longer offer.

In addition to the increased credit losses, a severe disruption in the secondary market for loans and securities not sold to the GSEs reduced the value of our loans held for sale. As a result, we recognized $167.2 million less in gain on sale and MBS securities revenue than we expected.

The mortgage banking segment was also negatively impacted this quarter by the fact that it includes two start-up businesses; the retail lending channel and commercial mortgage banking that are currently unprofitable. These two businesses reported a combined after-tax loss of $11.5 million this quarter. We expect these businesses to contribute to mortgage banking profits next year.

Although worsening credit conditions and disrupted secondary markets were significant negatives for our production results this quarter, they improved the performance of our mortgage servicing division. These trends resulted in higher non-GSE mortgage rates, significantly more restrictive underwriting guidelines and declining home prices, all of which worked to slow prepayments in our servicing portfolio. The loans in our servicing portfolio prepaid at an annual rate of 12% in the third quarter of this year compared with 18% in last year’s third quarter. The expectation of slower non-GSE prepayments offset the impact of lower market interest rates and resulted in strong hedging results. As a result, the net income from our mortgage servicing division increased 325% from $20.1 million in the third quarter of 2006 to $85.3 million in this year’s quarter and resulted in an 85% return on the almost $400 million of capital we have invested in this division.

The following tables provide additional detail on total mortgage banking segment for the periods indicated (dollars in thousands):

			Consumer	Commercial	Total
	Mortgage	Mortgage	Mortgage	Mortgage	Mortgage
	Production	Servicing	Banking	Banking	Banking
	Divisions	Division	O/H(1)	Division	Segment

Three Months Ended September 30, 2007
Operating Results
Net interest income	$50,572	$(12,080)	$632	$102	$39,124
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	(159,817)	2,543	(193)	(203)	(157,467)
Service fee income (expense)	11,753	171,508	9	3	183,273
Gain (loss) on MBS	—	(3,321)	—	—	(3,321)
Other income (expense)	7,014	3,778	755	190	11,737

Net revenues (expense)	(90,478)	162,428	1,203	92	73,245
Operating expenses	167,064	25,824	18,954	2,674	214,516
Deferral of expenses under SFAS 91	(54,672)	(3,421)	—	(286)	(58,379)

Pre-tax earnings (loss)	(202,870)	140,025	(17,751)	(2,296)	(82,892)

Net earnings (loss)	$(123,579)	$85,275	$(10,810)	$(1,398)	$(50,512)

Performance Data
Average interest-earning assets	$13,040,013	$1,484,197	$2,109	$65,087	$14,591,406
Allocated capital	735,561	399,237	17,315	5,551	1,157,664
Loans produced	15,000,286	1,051,464	N/A	125,216	16,176,966
Loans sold	13,112,054	674,074	N/A	40,995	13,827,123
MBR margin	(0.83)%	0.38%	N/A	N/A	(0.77)%
ROE	(67)%	85%	N/A	(100)%	(17)%
Net interest margin	1.54%	N/A	N/A	0.62%	N/A
Average FTE	5,839	296	1,549	50	7,734
Three Months Ended September 30, 2006
Operating Results
Net interest income	$41,218	$(3,323)	$(188)	$—	$37,707
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	157,271	9,392	—	—	166,663
Service fee income (expense)	5,599	24,328	—	—	29,927
Gain (loss) on MBS	—	15,622	—	—	15,622
Other income (expense)	303	1,653	846	—	2,802

Net revenues (expense)	204,391	47,672	658	—	252,721
Operating expenses	149,728	16,868	15,367	63	182,026
Deferral of expenses under SFAS 91	(58,860)	(2,128)	—	—	(60,988)

Pre-tax earnings (loss)	113,523	32,932	(14,709)	(63)	131,683

Net earnings (loss)	$68,981	$20,056	$(8,958)	$(38)	$80,041

Performance Data
Average interest-earning assets	$9,152,748	$645,565	$41	$—	$9,798,354
Allocated capital	509,136	269,464	10,677	—	789,277
Loans produced	22,446,264	721,019	—	—	23,167,283
Loans sold	20,562,308	654,023	—	—	21,216,331
MBR margin	0.97%	1.44%	N/A	N/A	0.98%
ROE	54%	30%	N/A	N/A	40%
Net interest margin	1.79%	N/A	N/A	N/A	N/A
Average FTE	4,652	175	1,074	1	5,902
Quarter to Quarter Comparison
% change in net earnings	(279)%	325%	(21)%	N/A	(163)%
% change in equity	44%	48%	62%	N/A	47%

(1)	Included production division overhead, servicing overhead and secondary marketing overhead of $4.2 million, $3.7 million and $2.9 million, respectively, for the third quarter of 2007. For the third quarter of 2006, the production division overhead, servicing overhead and secondary marketing overhead were $3.8 million, $2.7 million and $2.5 million, respectively.

MORTGAGE PRODUCTION DIVISIONS

The mortgage production divisions originate loans through three divisions: consumer direct, mortgage professionals group (“MPG”) and Financial Freedom. The MPG sources loans through relationships with mortgage brokers, financial institutions, realtors, and homebuilders and is composed of four business unit channels: retail, wholesale, correspondent and conduit.

The consumer direct division offers mortgage loans directly to consumers via our southern California retail branch network and our centralized call center, sourcing leads through direct mail, internet lead aggregators, online advertising and referral programs.

Within the MPG, the retail channel provides mortgage financing directly to home purchase oriented consumers by targeting Realtors®, homebuilders and financial professionals via storefront mortgage loan offices. With the goal of becoming a top 15 retail lender over the next five years, our recent acquisition of the retail platform of NYMC and the hiring of retail lending professionals from failed mortgage companies provide a model for this channel. As of September 30, 2007, we have 170 retail storefront mortgage offices/branches. This increase was mostly facilitated through a licensing agreement with AHM. Wholesale is the largest channel in our MPG, funding loans originated through mortgage brokers and emerging mortgage bankers nationwide. The correspondent channel purchases closed loans — those already funded — on a flow basis from mortgage brokers, realtors, homebuilders, mortgage bankers and financial institutions. The conduit channel opportunistically purchases pools of closed loans for portfolio, resale, or securitization and this channel is characterized by its low cost operations and quick asset turn times. Currently, we have elected not to use our conduit channel to source loans as a response to the present market condition.

The Financial Freedom division provides reverse mortgage products directly to seniors (age 62 and older) and through mortgage brokers and bankers. Financial Freedom also retains MSRs and receives fees an ancillary revenues for servicing loans sold into the secondary market.

The following tables provide details on the results for the mortgage production divisions of our mortgage banking segment for the periods indicated (dollars in thousands):

		Mortgage Professionals Group Division
						Total Mortgage		Total
	Consumer					Professionals	Financial	Mortgage
	Direct	Retail	Wholesale	Correspondent	Conduit	Group	Freedom	Production
	Division	Channel	Channel	Channel	Channel	Division	Division	Divisions

Three Months Ended September 30, 2007
Operating Results
Net interest income	$291	$1,508	$26,008	$5,666	$12,455	$45,637	$4,644	$50,572
Provision for loan losses	—	—	—	—	—	—	—	—
Gain (loss) on sale of loans	2,125	(568)	(53,466)	(23,261)	(98,961)	(176,256)	14,314	(159,817)
Service fee income (expense)	—	—	—	—	—	—	11,753	11,753
Gain (loss) on MBS	—	—	—	—	—	—	—	—
Other income (expense)	173	1,654	5,240	—	(64)	6,830	11	7,014

Net revenues (expense)	2,589	2,594	(22,218)	(17,595)	(86,570)	(123,789)	30,722	(90,478)
Operating expenses	5,369	31,448	78,111	9,672	10,235	129,466	32,229	167,064
Deferral of expenses under SFAS 91	(2,514)	(12,223)	(29,689)	(4,032)	—	(45,944)	(6,214)	(54,672)

Pre-tax earnings (loss)	(266)	(16,631)	(70,640)	(23,235)	(96,805)	(207,311)	4,707	(202,870)

Net earnings (loss)	$(163)	$(10,128)	$(43,020)	$(14,150)	$(58,954)	$(126,252)	$2,836	$(123,579)

Performance Data
Average interest-earning assets	$118,896	$205,379	$5,601,759	$1,257,571	$4,893,561	$11,958,270	$962,847	$13,040,013
Allocated capital	6,053	17,939	275,232	64,199	236,397	593,767	135,741	735,561
Loans produced	263,259	546,260	8,828,707	1,891,435	2,391,033	13,657,435	1,079,592	15,000,286
Loans sold	238,189	400,705	7,770,432	1,722,851	2,862,416	12,756,404	117,461	13,112,054
MBR margin	1.01%	0.23%	(0.35)%	(1.02)%	(3.02)%	(1.02)%	16.14%	(0.83)%
ROE	(11)%	(224)%	(62)%	(87)%	(99)%	(84)%	8%	(67)%
Net interest margin	0.97%	2.91%	1.84%	1.79%	1.01%	1.51%	1.91%	1.54%
Average FTE	280	1,282	2,571	232	132	4,217	1,342	5,839
Three Months Ended September 30, 2006
Operating Results
Net interest income	$504	$3	$15,939	$3,577	$18,327	$37,846	$2,868	$41,218
Provision for loan losses	—	—	—	—	—	—	—	—
Gain (loss) on sale of loans	5,957	48	79,916	7,897	17,905	105,766	45,548	157,271
Service fee income (expense)	—	—	—	—	—	—	5,599	5,599
Gain (loss) on MBS	—	—	—	—	—	—	—	—
Other income (expense)	240	29	—	—	(153)	(124)	187	303

Net revenues (expense)	6,701	80	95,855	11,474	36,079	143,488	54,202	204,391
Operating expenses	10,961	868	83,575	11,962	7,557	103,962	34,805	149,728
Deferral of expenses under SFAS 91	(5,197)	(22)	(40,282)	(5,767)	—	(46,071)	(7,592)	(58,860)

Pre-tax earnings (loss)	937	(766)	52,562	5,279	28,522	85,597	26,989	113,523

Net earnings (loss)	$570	$(466)	$32,010	$3,215	$17,370	$52,129	$16,282	$68,981

Performance Data
Average interest-earning assets	$174,893	$1,339	$3,734,539	$830,710	$3,609,638	$8,176,226	$801,629	$9,152,748
Allocated capital	8,755	67	192,689	42,780	149,894	385,430	114,951	509,136
Loans produced	447,753	7,890	9,280,817	2,503,012	9,078,589	20,870,308	1,128,203	22,446,264
Loans sold	448,113	5,947	9,050,759	2,385,091	7,600,746	19,042,543	1,071,652	20,562,308
MBR margin	1.44%	0.86%	1.06%	0.48%	0.48%	0.75%	4.52%	0.97%
ROE	26%	N/M	66%	30%	46%	54%	56%	54%
Net interest margin	1.14%	0.89%	1.69%	1.71%	2.01%	1.84%	1.42%	1.79%
Average FTE	362	25	2,507	246	147	2,925	1,365	4,652
Quarter to Quarter Comparison
% change in net earnings	(129)%	N/M	(234)%	N/M	(439)%	(342)%	(83)%	(279)%
% change in capital	(31)%	N/M	43%	50%	58%	54%	18%	44%

(1)	MBR margin is calculated using the sum of consolidated gain (loss) on sale of loans and the net interest income earned on HFS loans by our mortgage banking production divisions divided to total loans sold. The gain (loss) on sale of loans includes fair value adjustments on HFS loans in our portfolio at the end of the period that are not included in the amount of total loans sold.

The following table summarizes the key production drivers for the wholesale and correspondent channels for the periods indicated:

	Three Months Ended
	September 30,	September 30,	Percent	June 30,	Percent
	2007	2006	Change	2007	Change

Key Production Drivers:
Active customers(1)	9,223	7,686	20%	9,187	—
Sales personnel	1,235	992	24%	1,241	—
Number of regional offices	16	16	—	16	—

(1)	Active customers are defined as customers who funded at least one loan during the most recent 90-day period.

Loan Production

Loan production and sales are the profitability drivers of our mortgage banking segment. While the table on page 15 presents only the results of the mortgage production divisions of our mortgage banking segment, which contribute 95% to our total loan originations, the following discussion refers to total Company production, through both the mortgage banking and thrift segments.

We generated SFR mortgage loan production of $16.8 billion for the third quarter of 2007, down 30% and 25% from the third quarter of 2006 and second quarter of 2007, respectively. Total loan production, including commercial real estate loans and builder financings, reached $17.1 billion for the third quarter of 2007, compared to $24.4 billion a year ago. At September 30, 2007, our total pipeline of SFR mortgage loans in process was $7.4 billion, down 49% and 45% from September 30, 2006 and June 30, 2007, respectively. On October 17, 2007, the MBA issued an estimate of the industry volume for the third quarter of 2007 of $550 billion, which represents a 21% drop from both the second quarter of 2007 and third quarter of 2006. Based on this estimate, our market share is 3.06% for the quarter ended September 30, 2007, down from 3.44% and 3.24% in the quarters ended September 30, 2006 and June 30, 2007, respectively.

The decline in our SFR mortgage production in the third quarter of 2007 was mainly attributable to a significant decline in our conduit business as we elected not to use this channel to source loans at this time. Excluding production from the conduit channel, total SFR production declined 3% for the third quarter year over year. MPG’s retail channel generated $546 million in production for the third quarter of 2007. The Financial Freedom division saw a 4% decline in its reverse mortgage production from the third quarter of 2006, and was down 14% from the second quarter of 2007 as competition intensified in the reverse mortgage market. Our commercial mortgage banking division, which began operations in March 2007, generated $125 million of commercial real estate loans, while our homebuilder division saw a 74% decline in volume to $121 million for the third quarter of 2007.

The following summarizes our loan production by division and channel for the periods indicated (dollars in millions):

	Three Months Ended					Nine Months Ended
	September 30,	September 30,	Percent	June 30,	Percent	September 30,	September 30,	Percent
	2007	2006	Change	2007	Change	2007	2006	Change

Production by Division and Channel:
SFR mortgage loan production:
Mortgage professionals group division:
Wholesale channel(1)	$8,829	$9,281	(5)%	$10,238	(14)%	$29,699	$26,887	10%
Correspondent channel	1,891	2,503	(24)%	2,649	(29)%	7,564	7,307	4%
Conduit channel	2,391	9,078	(74)%	5,281	(55)%	16,040	20,685	(22)%
Retail channel	546	—	N/A	376	45%	971	—	N/A
Consumer direct division	263	456	(42)%	289	(9)%	872	1,533	(43)%
Financial Freedom division	1,080	1,128	(4)%	1,258	(14)%	3,559	3,583	(1)%
Servicing retention channel	1,052	721	46%	1,490	(29)%	3,660	1,688	117%
Home equity division(2)	4	30	(87)%	7	(43)%	36	93	(61)%
Consumer construction division(2)	760	771	(1)%	917	(17)%	2,489	2,229	12%

Total SFR mortgage loan production	16,816	23,968	(30)%	22,505	(25)%	64,890	64,005	1%
Commercial loan production:
Commercial mortgage banking division	125	—	N/A	45	178%	171	—	N/A
Homebuilder division(2)	121	471	(74)%	473	(74)%	954	1,365	(30)%

Total loan production	$17,062	$24,439	(30)%	$23,023	(26)%	$66,015	$65,370	1%

Total pipeline of SFR mortgage loans in process at period end	$7,421	$14,556	(49)%	$13,376	(45)%

(1)	Wholesale channel includes $1.4 billion, $898 million, and $1.4 billion of production from wholesale inside sales for the quarters ended September 30, 2007 and 2006 and June 30, 2007, respectively, and $4.1 billion, and $2.2 billion of production from wholesale inside sales for the nine months ended September 30, 2007 and 2006, respectively. The wholesale inside sales force focuses on small and geographically remote mortgage brokers through centralized in-house sales personnel instead of field sales personnel.

(2)	The amounts of home equity lines of credit (“HELOCs”), consumer construction loans and builder construction loans originated by these channels represent commitments.

The following summarizes our loan production by product type for the periods indicated (dollars in millions):

	Three Months Ended					Nine Months Ended
	September 30,	September 30,	Percent	June 30,	Percent	September 30,	September 30,	Percent
	2007	2006	Change	2007	Change	2007	2006	Change

Production by Product Type:
Standard first mortgage products:
Prime	$13,632	$19,363	(30)%	$18,536	(26)%	$52,887	$50,425	5%
Subprime	596	729	(18)%	751	(21)%	2,431	1,788	36%

Total standard first mortgage products (S&P evaluated)	14,228	20,092	(29)%	19,287	(26)%	55,318	52,213	6%
Specialty consumer home mortgage products:
HELOCs(1)/Seconds	637	1,840	(65)%	876	(27)%	3,216	5,343	(40)%
Reverse mortgages	1,080	1,128	(4)%	1,258	(14)%	3,559	3,583	(1)%
Consumer construction(1)	871	908	(4)%	1,084	(20)%	2,797	2,866	(2)%

Subtotal SFR mortgage production	16,816	23,968	(30)%	22,505	(25)%	64,890	64,005	1%
Commercial loan products:
Commercial real estate	125	—	N/A	45	178%	171	—	N/A
Builder construction commitments(1)	121	471	(74)%	473	(74)%	954	1,365	(30)%

Total production	$17,062	$24,439	(30)%	$23,023	(26)%	$66,015	$65,370	1%

Total S&P lifetime loss estimate(2)	0.49%	0.87%		0.63%		0.68%	0.81%

(1)	Amounts represent total commitments.

(2)	While our production is evaluated using the Standard & Poor’s (“S&P”) Levels model, the data are not audited or endorsed by S&P. S&P evaluated production excludes second liens, HELOCs, reverse mortgages, and construction loans.

The above loan production by product type provides a breakdown of standard first mortgage products by prime and subprime only. As the definition of various product types tends to vary widely in the mortgage industry, we believe that further classification may not accurately reflect the credit quality of loans produced implied through such classification.

Loan Sale and Distribution

The following table shows the various channels through which loans were distributed for the Company during the periods indicated (dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2007	2006	2007	2007	2006

Distribution of Loans by Channel:
Sales of GSE equivalent loans	64%	16%	40%	41%	18%
Private-label securitizations	31%	38%	46%	36%	40%
Whole loan sales, servicing retained	—	38%	13%	20%	36%
Whole loan sales, servicing released	1%	1%	—	1%	2%

Subtotal sales	96%	93%	99%	98%	96%
Investment portfolio acquisitions	4%	7%	1%	2%	4%

Total loan distribution percentage	100%	100%	100%	100%	100%

Total loan distribution	$13,478	$20,914	$20,378	$58,789	$57,870

Due to the disruptions in the secondary mortgage market, we have tightened our guidelines and focused on GSE eligible mortgage products. As a result, sales to GSEs increased to 64% of total loan distribution for the third quarter of 2007, up significantly from 16% and 40% for the third quarter of 2006 and second quarter of 2007, respectively. We expect that a very high percentage of our loan sales will be to the GSEs until the private MBS market recovers.

In conjunction with the sale of mortgage loans, we generally retain certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, AAA-rated principal-only securities, prepayment penalty securities, late fee securities, investment and non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of gain (loss) on sales of loans included the retention of $194.0 million of MSRs and $174.1 million of other retained assets, consisting of investment-grade securities of $151.0 million and non-investment grade and residual securities of $23.1 million during the three months ended September 30, 2007. During the three months ended September 30, 2007, assets previously retained generated cash flows of $217.9 million. More information on the valuation assumptions related to our retained assets can be found in table 14 “Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities” on page 70.

The profitability of our loans is measured by the MBR margin, which is calculated using mortgage banking revenue divided by total loans sold. MBR includes total consolidated gain (loss) on sale of loans and the net interest income earned on mortgage loans held for sale by mortgage banking production divisions. Most of the gain (loss) on sale of loans resulted from the loan sale activities in our mortgage banking segment. The gain (loss) on sale recognized in the thrift segment, primarily lot loans and home equity products, is included in the MBR margin calculation.

The following table summarizes the amount of loans sold and the MBR margin during the periods indicated (dollars in millions):

	Three Months Ended					Nine Months Ended
	September 30,	September 30,	Percent	June 30,	Percent	September 30,	September 30,	Percent
	2007	2006	Change	2007	Change	2007	2006	Change

Total loans sold	$13,009	$19,508	(33)%	$20,194	(36)%	$57,739	$55,632	4%
MBR margin after production hedging	0.48%	1.32%	(64)%	1.31%	(63)%	1.04%	1.47%	(29)%
MBR margin after credit costs	(1.26)%	1.24%	(202)%	1.01%	(225)%	0.44%	1.35%	(67)%
Net MBR margin	(1.54)%	1.03%	(250)%	0.80%	(293)%	0.22%	1.12%	(80)%

For more details on our MBR margin see Table 7 on page 64 of our Appendix A.

MORTGAGE SERVICING DIVISION

Servicing is a key component of our business model, as it is a natural complement to our mortgage production operations and its financial performance tends to run countercyclical to the mortgage production business. Through MSRs retained from our mortgage banking activities, we collect fees and ancillary revenues for servicing loans sold into the secondary market. As interest rates rise, the expected life of the underlying loans is generally extended, which extends the life of the income stream flowing from those loans. This in turn increases the capitalized value of the associated MSRs. Conversely, as interest rates decline, the value of the MSRs may also decline. To mitigate the potential volatility in the MSRs, we hedge this asset to earn a stable return throughout the interest rate cycle. For more information on servicing hedges, see the “Consolidated Risk Management Discussion” section on page 33.

During the third quarter of 2007, the overall swap and GSE market rates declined, which resulted in gains in value in our hedging instruments. The decline in value of the MSR asset that would be attributed to swap and GSE market rates was entirely offset by reduced expectation of future prepayments from housing turnover and higher non-GSE market rates.

Our servicing portfolio provides opportunities to cross sell other products, such as HELOCs, checking accounts, certificates of deposit, and other deposit services. In a declining interest rate environment, our servicing portfolio provides an existing base of customers who may be in the market to refinance. Capturing or “retaining” these customers helps mitigate the decline in the value of our mortgage servicing asset caused by prepayment of the original loan.

The fair value of our MSRs is determined using discounted cash flow techniques benchmarked against third-party opinions. Estimates of fair value involve several assumptions, including assumptions about future prepayment rates, market expectations of future interest rates cost to service the loans (including default management costs), ancillary incomes, and discount rates. Prepayment speeds are projected using a prepayment model developed by a third-party vendor and calibrated for the Company’s collateral. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/swap curve, as well as collateral specific current coupon information. Refer to table 14 “Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities” on page 70 for further detail on the valuation assumptions.

Total capitalized MSRs reached $2.5 billion as of September 30, 2007, up $858.3 million, or 53%, from $1.6 billion at September 30, 2006 and $667.2 million, or 37%, from $1.8 billion at December 31, 2006.

The following tables provide additional detail on the results for the mortgage servicing division of our mortgage banking segment for the periods indicated (dollars in thousands):

	Mortgage		Total
	Servicing	Servicing	Mortgage
	Rights	Retention	Servicing
	Channel	Channel	Division

Three Months Ended September 30, 2007
Operating Results
Net interest income (expense)	$(15,042)	$2,962	$(12,080)
Provision for loan losses	—	—	—
Gain (loss) on sale of loans	279	2,264	2,543
Service fee income (expense)	171,508	—	171,508
Gain (loss) on MBS	(3,321)	—	(3,321)
Other income (expense)	2,274	1,504	3,778

Net revenues (expense)	155,698	6,730	162,428
Operating expenses	11,874	13,950	25,824
Deferral of expenses under SFAS 91	—	(3,421)	(3,421)

Pre-tax earnings (loss)	143,824	(3,799)	140,025

Net earnings (loss)	$87,589	$(2,314)	$85,275

Performance Data
Average interest-earning assets	$600,337	$883,860	$1,484,197
Allocated capital	358,217	41,020	399,237
Loans produced	—	1,051,464	1,051,464
Loans sold	—	674,074	674,074
MBR margin	N/A	0.34%	0.38%
ROE	97%	(22)%	85%
Net interest margin	N/A	1.33%	N/A
Average FTE	89	207	296
Three Months Ended September 30, 2006
Operating Results
Net interest income (expense)	$(4,600)	$1,277	$(3,323)
Provision for loan losses	—	—	—
Gain (loss) on sale of loans	1,575	7,817	9,392
Service fee income (expense)	24,328	—	24,328
Gain (loss) on MBS	15,622	—	15,622
Other income (expense)	309	1,344	1,653

Net revenues (expense)	37,234	10,438	47,672
Operating expenses	8,605	8,263	16,868
Deferral of expenses under SFAS 91	—	(2,128)	(2,128)

Pre-tax earnings (loss)	28,629	4,303	32,932

Net earnings (loss)	$17,435	$2,621	$20,056

Performance Data
Average interest-earning assets	$273,277	$372,288	$645,565
Allocated capital	252,148	17,316	269,464
Loans produced	—	721,019	721,019
Loans sold	19,249	634,774	654,023
MBR margin	N/A	1.23%	1.44%
ROE	27%	60%	30%
Net interest margin	N/A	N/A	N/A
Average FTE	93	82	175
Quarter to Quarter Comparison
% change in net earnings	402%	(188)%	325%
% change in capital	42%	137%	48%

Total loans serviced for others reached $173.9 billion (including reverse mortgages and HELOCs) at September 30, 2007, with a weighted average coupon of 7.04%. In comparison, we serviced $124.4 billion of mortgage loans owned by others at September 30, 2006, with a weighted average coupon of 6.96%; and $167.7 billion at June 30, 2007, with a weighted average coupon of 7.06%.

The following table provides the activity in the servicing portfolios for the periods indicated (dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2007	2006	2007	2007	2006

Unpaid principal balance of loans serviced at beginning of period	$167,710	$109,989	$156,144	$139,817	$84,495
Additions	13,377	20,709	20,580	58,647	56,822
Clean-up calls exercised	—	—	(153)	(153)	(31)
Loan payments and prepayments	(7,172)	(6,303)	(8,861)	(24,396)	(16,891)

Unpaid principal balance of loans serviced at end of period	$173,915	$124,395	$167,710	$173,915	$124,395

The following tables also provide additional information related to the servicing portfolio as of the dates indicated:

	September 30,	September 30,	June 30,
	2007	2006	2007

By Product Type:
Fixed-rate mortgages	37%	34%	36%
Intermediate term fixed-rate loans	35%	29%	34%
Pay option adjustable-rate mortgages (“ARMs”)	16%	25%	18%
Reverse mortgages (all ARMs)	9%	9%	9%
HELOCs	2%	2%	2%
Other	1%	1%	1%

Total	100%	100%	100%

Additional Information(1):
Weighted average FICO(2)	705	703	704
Weighted average original loan-to-value (“LTV”) ratio(3)	73%	73%	72%
Average original loan size (in thousands)	243	228	239
Percent of portfolio with prepayment penalty	37%	42%	39%
Portfolio delinquency (% of unpaid principal balance)(4)	6.77%	4.02%	5.23%
By Geographic Distribution:
California	43%	42%	43%
Florida	8%	8%	8%
New York	8%	8%	8%
New Jersey	4%	4%	4%
Virginia	4%	4%	4%
Other	33%	34%	33%

Total	100%	100%	100%

(1)	Portfolio delinquency is calculated for the entire servicing portfolio. All other information presented excludes reverse mortgages.

(2)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

(3)	Combined loan-to-value (“CLTV”) ratio for loans in the second lien position is used to calculate weighted average original LTV ratio for the portfolio.

(4)	Delinquency is defined as 30 days or more past the due date excluding loans in foreclosure.

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

In addition to the $50.5 million net loss in our mortgage banking segment, our thrift segment reported a $104.4 million net loss in the third quarter of this year that was also caused by a large increase in credit related costs. Credit related costs for the thrift segment are reflected in the provision for loan losses as well as the valuation of our investment grade, non-investment grade and residual securities. Credit costs in the thrift segment for the third quarter of 2007 totaled $181.7 million pre-tax compared with essentially no credit costs in the thrift segment in last year’s third quarter as last year’s provision for loan losses was offset by credit related valuation gain on residual securities. Although all the divisions in the thrift segment incurred higher credit costs this quarter, the majority of the increase was concentrated in the homebuilder and the non-investment grade and residual securities divisions. Included in the total $98.3 million provision for loan losses for this segment was $78.2 million for the homebuilder division reflecting an expectation of increasing non-performing assets from this division as the housing market continues to deteriorate.

The following tables provide detail on the results for divisions of our thrift segment for the periods indicated (dollars in thousands):

		Non-
		Investment	Total
	Investment	Grade and	Mortgage-	SFR
	Grade	Residual	Backed	Mortgage	Home	Consumer		Warehouse	Discontinued	Total
	Securities	Securities	Securities	Loans HFI	Equity	Construction	Homebuilder	Lending	Products	Thrift
	Channel	Channel	Division	Division	Division	Division	Division	Division	Division	Segment

Three Months Ended September 30, 2007
Operating Results
Net interest income	$8,576	$16,560	$25,136	$10,948	$9,021	$14,228	$12,754	$1,321	$421	$73,829
Provision for loan losses	—	—	—	(12,000)	(800)	(6,750)	(78,191)	(88)	(450)	(98,279)
Gain (loss) on sale of loans	—	—	—	(5,784)	(37,051)	7,052	—	—	—	(35,783)
Service fee income (expense)	—	—	—	—	1,571	—	—	—	—	1,571
Gain (loss) on MBS	(19,213)	(67,231)	(86,444)	—	(4,870)	(303)	—	—	—	(91,617)
Other income (expense)	—	—	—	543	1,606	6,415	(204)	375	—	8,735

Net revenues (expense)	(10,637)	(50,671)	(61,308)	(6,293)	(30,523)	20,642	(65,641)	1,608	(29)	(141,544)
Operating expenses	59	842	901	4,649	3,490	18,755	5,410	980	65	34,250
Deferral of expenses under SFAS 91	—	—	—	—	(43)	(2,862)	(1,444)	—	—	(4,349)

Pre-tax earnings (loss)	(10,696)	(51,513)	(62,209)	(10,942)	(33,970)	4,749	(69,607)	628	(94)	(171,445)

Net earnings (loss)	$(6,514)	$(31,371)	$(37,885)	$(6,664)	$(20,688)	$2,892	$(42,391)	$382	$(57)	$(104,411)

Performance Data
Average interest-earning assets	$4,602,711	$403,030	$5,005,741	$5,455,887	$1,706,154	$2,963,940	$1,264,835	$190,996	$30,841	$16,618,394
Allocated capital	88,247	229,011	317,258	199,024	124,106	151,704	104,399	15,211	2,771	914,473
Loans produced	—	—	—	—	3,726	759,900	121,106	—	—	884,732
Loans sold	—	—	—	329,996	82,596	413,974	—	—	—	826,566
ROE	(29)%	(54)%	(47)%	(13)%	(66)%	8%	(161)%	10%	(8)%	(45)%
Net interest margin, thrift.	0.74%	16.30%	1.99%	0.80%	2.10%	1.90%	4.00%	2.74%	5.42%	1.76%
Efficiency ratio	(1)%	(2)%	(1)%	81%	(12)%	58%	32%	58%	15%	(69)%
Average FTE	2	9	11	11	75	405	128	30	—	660
Three Months Ended September 30, 2006
Operating Results
Net interest income	$8,274	$11,002	$19,276	$20,430	$10,851	$10,454	$16,488	$1,035	$509	$79,043
Provision for loan losses	—	—	—	(2,000)	—	(720)	(2,200)	(18)	(50)	(4,988)
Gain (loss) on sale of loans	—	—	—	748	5,788	10,022	—	—	—	16,558
Service fee income (expense)	—	—	—	—	(397)	—	—	—	—	(397)
Gain (loss) on MBS	(361)	5,991	5,630	—	(3,607)	(47)	—	—	—	1,976
Other income (expense)	(14)	—	(14)	429	2,392	6,655	703	466	—	10,631

Net revenues (expense)	7,899	16,993	24,892	19,607	15,027	26,364	14,991	1,483	459	102,823
Operating expenses	315	658	973	1,365	5,607	17,690	4,911	1,134	77	31,757
Deferral of expenses under SFAS 91	—	—	—	—	(361)	(2,321)	(1,810)	—	—	(4,492)

Pre-tax earnings (loss)	7,584	16,335	23,919	18,242	9,781	10,995	11,890	349	382	75,558

Net earnings (loss)	$4,619	$9,948	$14,567	$11,109	$5,957	$6,696	$7,241	$213	$233	$46,016

Performance Data
Average interest-earning assets	$3,603,050	$242,911	$3,845,961	$5,851,294	$1,947,724	$2,568,007	$1,112,338	$135,511	$39,236	$15,500,071
Allocated capital	70,215	123,494	193,709	220,811	151,013	130,975	108,408	11,583	3,544	820,043
Loans produced	—	—	—	—	29,806	770,937	471,150	—	—	1,271,893
Loans sold	—	—	—	—	635,366	646,605	—	—	—	1,281,971
ROE	26%	32%	30%	20%	16%	20%	26%	7%	26%	22%
Net interest margin, thrift.	0.91%	17.97%	1.99%	1.39%	2.21%	1.62%	5.88%	3.03%	5.15%	2.02%
Efficiency ratio	4%	4%	4%	6%	35%	57%	18%	76%	15%	25%
Average FTE	6	7	13	14	76	416	111	27	—	657
Quarter to Quarter Comparison
% change in net earnings	(241)%	(415)%	(360)%	(160)%	(447)%	(57)%	N/M	79%	(124)%	(327)%
% change in capital	26%	85%	64%	(10)%	(18)%	16%	(4)%	31%	(22)%	12%

The following tables and discussion present supplemental information to help understand the composition and credit quality of the assets held in our thrift portfolios. This section refers to company-wide assets, a small portion of which may be held in our mortgage banking divisions.

MORTGAGE-BACKED SECURITIES DIVISION

The following table provides the details of the mortgage-backed securities portfolio as of the dates indicated (dollars in thousands):

	September 30, 2007			September 30, 2006			December 31, 2006
	Trading	AFS	Total	Trading	AFS	Total	Trading	AFS	Total

Mortgage Banking Segment:
AAA-rated agency securities	$350,694	$—	$350,694	$—	$—	$—	$—	$2,915	$2,915
AAA-rated and agency interest-only securities	71,901	—	71,901	64,083	—	64,083	66,581	—	66,581
AAA-rated principal-only securities	72,488	—	72,488	35,158	—	35,158	38,478	—	38,478
Prepayment penalty and other securities	83,205	—	83,205	92,326	—	92,326	93,176	—	93,176

Total Mortgage Banking	578,288	—	578,288	191,567	—	191,567	198,235	2,915	201,150

Thrift segment:
AAA-rated non-agency securities	152,773	3,762,877	3,915,650	33,829	4,130,995	4,164,824	43,957	4,604,489	4,648,446
AAA-rated agency securities	45,414	47,408	92,822	—	50,084	50,084	—	62,260	62,260
AAA-rated and agency interest-only securities	—	—	—	4,357	—	4,357	6,989	—	6,989
Prepayment penalty and other securities	5,034	—	5,034	6,096	—	6,096	4,400	—	4,400
Other investment grade securities	255,390	468,766	724,156	29,906	163,289	193,195	29,015	160,238	189,253
Other non-investment grade securities	152,340	37,939	190,279	38,999	39,279	78,278	41,390	38,784	80,174
Non-investment grade residual securities	218,405	7,410	225,815	222,825	38,833	261,658	218,745	31,828	250,573

Total thrift	829,356	4,324,400	5,153,756	336,012	4,422,480	4,758,492	344,496	4,897,599	5,242,095

Total mortgage-backed securities	$1,407,644	$4,324,400	$5,732,044	$527,579	$4,422,480	$4,950,059	$542,731	$4,900,514	$5,443,245

AAA-rated mortgage-backed securities represented 79%, 87% and 89% of the total portfolio at September 30, 2007 and 2006 and December 31, 2006, respectively. These securities had an expected weighted average life of 3.2 years, 2.8 years and 2.9 years at September 30, 2007 and 2006 and December 31, 2006, respectively.

SFR MORTGAGE LOANS HFI DIVISION

The SFR mortgage loans HFI portfolio is comprised primarily of adjustable-rate and intermediate term fixed-rate mortgage loans. We invest in this portfolio depending on external market conditions.

Included in our loans HFI portfolio at September 30, 2007 were $1.1 billion in pay option ARM loans, or 22% of the portfolio, as compared to $1.2 billion, or 18% of the portfolio, at September 30, 2006 and $1.2 billion, or 18% of the portfolio, at December 31, 2006. As of September 30, 2007, approximately 88% (based on loan count) of our pay option ARM loans had negatively amortized, resulting in an increase of $46.5 million to their original loan balance. This is an increase from 80% and 83% at September 30, 2006 and December 31, 2006, respectively. The net increase in unpaid principal balance due to negative amortization was $7.9 million and $19.7 million for the three and nine months ended September 30, 2007, respectively, which approximated the deferred interest recognized for the periods.

The following tables provide a composition of the SFR mortgage loans HFI portfolio and the relevant credit quality characteristics as of the dates indicated (dollars in thousands):

	September 30,	September 30,	December 31,
	2007	2006	2006

Outstanding balance (book value)	$4,913,471	$6,462,610	$6,519,340
Average loan size	344	304	310
Non-performing loans	3.64%	0.90%	1.09%
Estimated average life in years(1)	3.5	2.4	2.6
Estimated average net duration in month(2)	2.2	(1.0)	(3.5)
Annualized yield	6.32%	6.00%	6.01%
Percent of loans with active prepayment penalty	34%	34%	34%
Fixed-rate mortgages	6%	5%	5%
Intermediate term fixed-rate loans	16%	14%	15%
Interest-only loans	54%	61%	60%
Pay option ARMs	22%	18%	18%
Other	2%	2%	2%
Additional Information:
Average FICO score	712	716	716
Original average LTV ratio	73%	73%	73%
Current average LTV ratio(3)	70%	59%	61%
Geographic distribution of top five states:
Southern California	33%	32%	32%
Northern California	22%	20%	20%

Total California	55%	52%	52%
Florida	6%	6%	6%
New York	5%	4%	4%
Virginia	3%	3%	3%
Arizona	3%	3%	3%
Other	28%	32%	32%

Total	100%	100%	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on our estimates for prepayments.

(2)	Average net duration measures the expected change in the value of a financial instrument in response to changes in interest rates, taking into consideration the impact of the related hedges. The negative net duration implies an increase in value as rates rise while the positive net duration implies a decrease in value.

(3)	Current average LTV ratio is estimated based on the Office of Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Area data for the second quarter of 2007 on a loan level basis.

HOME EQUITY DIVISION

The home equity division specializes in providing HELOC and closed-end second mortgages nationwide through our wholesale and retail channels. At September 30, 2007, our total HELOC servicing portfolio amounted to $4.1 billion, an increase of approximately $515.3 million from the portfolio size at December 31, 2006.

We produced $566.7 million of new HELOC commitments through our mortgage banking segment and internal channels during the third quarter of 2007, but sold none during the period. During the third quarter of 2006, we produced $1.0 billion of HELOC loans and sold $635.4 million with a corresponding gain on sale of $6.8 million.

All HELOC loans are adjustable-rate loans and indexed to the prime rate. Information on the combined HELOC portfolio, including both HFS and HFI loans, is presented as of the dates indicated (dollars in thousands):

	September 30,	September 30,	December 31,
	2007	2006	2006

Outstanding balance (book value)	$1,509,125	$765,760	$656,714
Total commitments(1)	3,149,353	2,115,407	2,211,298
Average spread over prime	1.23%	1.17%	1.39%
Average FICO score	729	736	737
Average CLTV ratio(2)	77%	77%	77%

Additional Information on HELOC Portfolio

		Average Loan		Current	30+ Days
September 30, 2007	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV Ratio	Balance	Balance	Over Prime	FICO	Percentage(3)

96% to 100%	$90,729	$87	2.45%	698	5.59%
91% to 95%	285,029	92	1.77%	716	2.70%
81% to 90%	521,551	81	1.64%	711	2.29%
71% to 80%	340,373	138	0.52%	737	1.50%
70% or less	271,443	143	0.37%	747	0.92%

Total	$1,509,125	109	1.23%	729	2.14%

September 30, 2006 CLTV Ratio
96% to 100%	$80,904	$116	2.05%	731	3.03%
91% to 95%	99,220	99	2.10%	713	0.62%
81% to 90%	304,942	92	1.48%	718	0.92%
71% to 80%	161,165	165	0.35%	745	0.50%
70% or less	119,529	158	0.15%	752	0.83%

Total	$765,760	126	1.17%	736	1.00%

(1)	On funded loans.

(2)	The CLTV ratio combines the LTV on both the first mortgage loan and the HELOC.

(3)	30+ days delinquency include loans that are 30 days or more past the due date including loans in foreclosure.

CONSUMER CONSTRUCTION DIVISION

Our consumer construction division provides construction financing for individual consumers who want to build a new primary residence or second home. The primary product is a construction-to-permanent residential mortgage loan. This product typically provides financing for a construction term from 6 to 12 months and automatically converts to a permanent mortgage loan at the end of construction. The end result is a loan product that represents a hybrid activity between our portfolio lending and mortgage banking activities. As of September 30, 2007, based on the underlying note agreements, 77% of the construction loans will be converted to adjustable-rate permanent loans, 15% to intermediate term fixed-rate loans, and 8% to fixed-rate loans.

During the third quarter of 2007, we entered into new consumer construction commitments of $0.9 billion, which is a decrease of 20%, or $213 million, from the second quarter of 2007 and a decrease of 4%, or $37 million, from the third quarter of 2006. Approximately 70% of new commitments are generated through mortgage broker customers of the MPG and the remaining 30% of new commitments are retail originations. Once each loan has converted to a permanent mortgage loan, the mortgage is classified as a mortgage loan HFS and may be sold in the secondary market or acquired by our SFR mortgage loan portfolio. The amount of construction loans that were converted to permanent status was $479 million for the third quarter of 2007, a decrease of 11% over the second quarter of 2007 but an increase of 6% over the third quarter of 2006. Overall, we are one of the largest custom residential construction lenders in the nation. Consumer construction loans outstanding at September 30, 2007 increased 17% from December 31, 2006 and September 30, 2006.

Since the introduction of a monthly adjusting construction period ARM product in the second quarter of 2006, the percentage of adjustable-rate loans in our portfolio has increased to 61% at September 30, 2007 from 20% and 29% at September 30, 2006 and December 31, 2006, respectively. The ratio of non-performing loans increased to 2.02% of the portfolio at September 30, 2007, compared to 0.82% and 1.14% at September 30, 2006 and December 31, 2006, respectively. As a result, we increased the provision for loan losses to $6.8 million for the third quarter of 2007 and increased the percentage of allowance for loan losses to book value to 0.57% at the end of the quarter.

Information on our consumer construction portfolio is presented in the following tables as of the dates indicated (dollars in thousands):

	September 30,	September 30,	December 31,
	2007	2006	2006

Outstanding balance (book value)	$2,658,292	$2,271,995	$2,276,133
Total commitments	4,044,659	3,694,295	3,600,454
Average loan commitment	478	477	474
Non-performing loans	2.02%	0.82%	1.14%
Fixed-rate loans	39%	80%	71%
Adjustable-rate loans	61%	20%	29%
Additional Information:
Average LTV ratio(1)	74%	73%	73%
Average FICO score	721	713	718
Geographic distribution of top five states:
Southern California	29%	28%	28%
Northern California	13%	15%	15%

Total California	42%	43%	43%
Florida	7%	9%	9%
Washington	4%	4%	4%
New York	4%	4%	4%
Arizona	4%	3%	3%
Other	39%	37%	37%

Total	100%	100%	100%

(1)	The average LTV ratio is based on the estimated appraised value of the completed project compared to the commitment amount at the date indicated.

HOMEBUILDER DIVISION

The homebuilder division provides land acquisition, development and construction financing to small to mid-sized homebuilders for residential construction. Our typical customer is a mid-size, professional homebuilder who builds between 20 and 2,000 homes per year. We do a limited amount of business with large private and public homebuilders. Builder construction loans are typically adjustable-rate loans, indexed to the prime interest rate with terms ranging from 12 to 24 months. We earn net interest income on these loans. 95% of the loans in this portfolio are secured by corporate or personal guarantees of the builders as well as the underlying real estate. At September 30, 2007, 22% of these loans have balances over $25 million, down from 34% at September 30, 2006. The homebuilder division has central operations in Pasadena, California with 17 satellite sales offices in

California, Florida, Georgia, Illinois, Massachusetts, North Carolina, Oregon, Pennsylvania, Tennessee, Texas, Washington, and Washington D.C.. We have closed our operations in Arizona due to the current market condition.

During the third quarter of 2007, we entered into new commitments of $121 million, which is a decrease of 74%, or $352 million, from the second quarter of 2007 and a decrease of 74%, or $350 million, from the third quarter of 2006. Renewals or refinances accounted for 72% of new commitments in the third quarter of 2007, as compared to 59% for the second quarter of 2007 and 55% for the third quarter of 2006. Builder loans outstanding, including tract construction and land and other mortgage loans, totaled $1.2 billion, or 3% of the Company’s total assets at September 30, 2007.

The rapid deterioration in the California and Florida real estate markets and the disruption in the mortgage market in the third quarter had a significant impact on our homebuilder portfolio, resulting in an increase in classified and non-performing loans and our allowance for loan losses at quarter-end. All loans in the portfolio are assigned a credit grade quarterly. Classified assets are ones with ratings of substandard, loss or doubtful. A substandard loan, for instance, is one that has a well-defined weakness such that the asset is inadequately protected by net worth, cash flow, or collateral value. There is a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. A loan classified as doubtful has a high likelihood of a loss. Finally, the classification of loss is assigned to that portion of an asset that is considered uncollectible. We use the asset grades to determine our allowance for losses. As loans are assigned lower credit grades, the general allowance for loss number for the asset increases.

At September 30, 2007, non-performing loans for the builder construction portfolio rose to 9.03%, or $106.1 million, from 0.78%, or $9.0 million, at December 31, 2006, and zero at September 30, 2006. Classified assets were $421 million, or 35% of outstandings, at September 30, 2007, up from $121 million, or 10.3%, at December 31, 2006. Provision to the allowance for loan losses was $78.2 million or 6.0% of average loans for the third quarter of 2007, up from $2.2 million or 0.2% of average loans for the third quarter of 2006. The total allowance for loan losses as a percentage of book value increased to 8.48% of book value of total loans at September 30, 2007, compared to $19.4 million or 1.7% at September 30, 2006. Charge-offs and REO are currently zero but we do not expect they will remain at this level. The weighted average LTV ratio of this portfolio increased three percentage points to 76% compared to December 31, 2006 and September 30, 2006.

Characteristics of our homebuilder construction and development loan portfolios are detailed below:

•	Land acquisition and development loans: This category of 55 loans totals $372 million in outstanding balances, of which three loans totaling $21 million are non-accrual and an additional seven loans at $86 million were considered classified.

•	Land acquisition, development and construction loans: This category of 179 loans totals $803 million in outstanding balances, of which 6 loans totaling $85 million are non-accrual and an additional 20 loans at $138 million were considered classified assets at quarter-end.

We are monitoring this portfolio very closely due to rapidly changing conditions affecting both the underlying collateral values and the projected repayment sources in the current environment. We do not anticipate that the housing market will improve in the near-term, and accordingly, additional downgrades, provisions for loan losses and charge-offs relating to this portfolio are anticipated.

Information on our homebuilder portfolio is presented in the following tables as of the dates indicated (dollars in thousands):

	September 30,	September 30,	December 31,
	2007	2006	2006

Outstanding balance (book value)	$1,175,473	$1,124,330	$1,144,835
Total commitments	1,783,395	2,093,345	2,010,727
Average loan commitments	8,574	11,135	10,810
Percentage of homes under construction or completed that are sold	34%	41%	37%
Median sales price of homes	413	403	420
Non-performing loans	9.03%	0.00%	0.78%
Allowance for loan losses as a percentage of book value	8.48%	1.72%	1.79%
Additional Information:
Average LTV ratio(1)	76%	73%	73%
Geographic distribution of top five states:
Southern California	37%	38%	41%
Northern California	29%	19%	19%

Total California	66%	57%	60%
Florida	11%	12%	11%
Illinois	6%	10%	9%
Oregon	4%	6%	6%
Arizona	3%	5%	4%
Other	10%	10%	10%

Total	100%	100%	100%

(1)	The average LTV ratio is based on the estimated appraised value of the completed project compared to the commitment amount at the date indicated.

ELIMINATIONS & OTHER SEGMENT

This segment contains the fixed costs of our deposit raising and treasury functions that are not allocated to our operating divisions, as well as entries to eliminate the impact of transactions between segments. In addition to selling loans into the secondary market, our production divisions regularly sell loans to our SFR mortgage division. These transactions are recorded at arms-length in our segment results resulting in intercompany gain on sale in the production divisions and a premium in the SFR mortgage division that is amortized over the life of the loan. Both the gain and the premium amortization are eliminated in consolidation.

Production divisions and mortgage servicing are exposed to movements in the intermediate fixed-rate loan spreads. Mortgage spread is the difference between mortgage interest rates and LIBOR/Swap rates. Tighter spreads benefit the mortgage bank as they lead to improved loan sales execution while wider spreads lead to slower projected prepayment speeds and an increase in the MSR value. Due to the inherent difficulty in hedging the movement of these spreads, the potential for an internal hedge exists whereby the risks from the spread movements will be shared between the two groups. Starting in the first quarter of 2007, the production divisions and mortgage servicing entered into an inter-divisional transaction to economically hedge their respective financial risks to mortgage spreads for certain products in the absence of readily available derivative instruments. With all else remaining constant, when mortgage spreads widen, the pipeline of mortgage loans held for sale is negatively impacted and mortgage servicing is positively impacted. The impact of the hedges has been reflected in the respective channel results with the consolidation adjustment recorded under “Interdivision Hedge Transactions” within eliminations.

The following tables provide additional detail on deposits, treasury and eliminations for the periods indicated (dollars in thousands):

			Eliminations
				Interdivision
			Interdivision	Hedge
	Deposits	Treasury	Loan Sales(1)	Transactions	Other	Total
	(Dollars in thousands)

Three Months Ended September 30, 2007
Operating Results
Net interest income	$—	$13,015	$10,422	$—	$6,463	$29,900
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	—	—	(17,124)	(43,884)	3,342	(57,666)
Service fee income (expense)	—	—	—	43,884	(15,799)	28,085
Gain (loss) on MBS	—	—	—	—	1,269	1,269
Other income (expense)	1,152	237	—	—	(491)	898

Net revenues (expense)	1,152	13,252	(6,702)	—	(5,216)	2,486
Operating expenses	7,314	15,247	—	—	(5,216)	17,345
Deferral of expenses under SFAS 91	—	—	—	—	—	—

Pre-tax earnings (loss)	(6,162)	(1,995)	(6,702)	—	—	(14,859)

Net earnings (loss)	$(3,753)	$(1,215)	$(4,049)	$—	$—	$(9,017)

Three Months Ended September 30, 2006
Operating Results
Net interest income	$—	$8,912	$8,290	$—	$4,832	$22,034
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	—	—	(22,996)	—	—	(22,996)
Service fee income (expense)	—	—	422	—	(8,894)	(8,472)
Gain (loss) on MBS	—	—	1,370	—	—	1,370
Other income (expense)	896	150	—	—	(1,656)	(610)

Net revenues (expense)	896	9,062	(12,914)	—	(5,718)	(8,674)
Operating expenses	7,173	11,121	—	—	(5,357)	12,937
Deferral of expenses under SFAS 91	—	—	—	—	(718)	(718)

Pre-tax earnings (loss)	(6,277)	(2,059)	(12,914)	—	357	(20,893)

Net earnings (loss)	$(3,823)	$(1,254)	$(7,865)	$—	$(199)	$(13,141)

(1)	Includes loans sold of $1.6 billion and $3.0 billion for the three months ended September 30, 2007 and 2006, respectively.

CORPORATE OVERHEAD SEGMENT

As previously mentioned, we do not allocate fixed corporate overhead costs to our profit center divisions, because the methodologies to do so are arbitrary and distort each division’s marginal contribution to our profits. These unallocated corporate overhead costs are reported in the corporate overhead segment. The after-tax loss from this segment increased 45% from a loss of $26.7 million in the third quarter of 2006 to $38.8 million in third quarter of 2007. The largest driver of this increase was the previously described $27.6 million pre-tax severance expenses ($16.8 million after-tax) related to our workforce rightsizing executed during the quarter. Additionally, we paid the first dividend in the amount of $12.4 million on approximately $500 million of 8.5% preferred stock raised in May 2007. Offsetting these expense increases was a $24 million pre-tax gain ($14.6 million after-tax) on the sale and leaseback of one of our properties in Pasadena. Excluding these three items, after-tax corporate overhead expenses in the third quarter of 2007 were $24.2 million, down 9.6% versus the prior year same quarter, driven by an 11% year over year reduction in average FTEs in the corporate overhead segment and execution of other non-labor cost savings initiatives.

CONSOLIDATED RISK MANAGEMENT DISCUSSION

We manage many types of risks with several layers of risk management and oversight, using both a centralized and decentralized approach. Our philosophy is to put risk management at the core of our operations and establish a unified framework for measuring and managing risk across the enterprise, providing our business units with the tools — and accountability — to manage risk. At the corporate level, this consolidated risk management is known as Enterprise Risk Management (“ERM”). ERM, in partnership with the Board of Directors and senior management, provide support to and oversight of the business units.

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

CAPITAL

The Bank is subject to regulatory capital regulations administered by the federal banking agencies. As of September 30, 2007, the Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.

Our business is primarily centered on single-family lending and the related production and sale of loans. As such, the accumulation of MSRs is a large component of our strategy. As of September 30, 2007, the capitalized value of MSRs was $2.5 billion. OTS regulations generally impose higher capital requirements on MSRs that exceed total tier 1 capital. These higher capital requirements could result in lowered returns on our retained assets and could limit our ability to retain servicing assets. We have flexibility to sell or retain MSRs and the ability to increase our capital base through retention of earnings and other capital raising activities. While management believes that compliance with the capital limits on MSRs will not materially impact future results, no assurance can be given that our plans and strategies will be successful.

Capital Ratios

The following presents the Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” as of the period indicated (dollars in thousands):

	Capital Ratios
	Tangible	Tier 1 Core	Tier 1 Risk-Based	Total Risk-Based

September 30, 2007:
As reported pre-subprime risk-weighting	7.48%	7.48%	11.26%	12.01%
Adjusted for additional subprime risk weighting	7.48%	7.48%	11.06%	11.79%
Well-capitalized minimum	2.00%	5.00%	6.00%	10.00%
Excess over well-capitalized minimum requirement	$1,818,528	$823,114	$1,018,656	$360,630

The OTS guidance for subprime lending programs requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. We generally classify all non-GSE loans in a first lien position with a FICO score less than 620 and all non-GSE loans in a second lien position with a FICO score less than 660 as subprime. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file quarterly with the OTS. Subprime loans HFS and subprime loans HFI, which are either delinquent or more than 90 days old since origination, are supported by capital two times that of similar prime loans. These subprime loans totaled $463.7 million at September 30, 2007. The impact of the additional risk-weighting criteria related to subprime loans had the effect of reducing our total risk-based capital by 22 basis points from 12.01% to 11.79%.

We believe that, under current regulations, the Bank will continue to meet its “well-capitalized” minimum capital requirements in the foreseeable future. The Bank’s regulatory capital compliance could be impacted, however, by a number of factors, such as changes to applicable regulations, adverse action by our regulators, changes in our mix of assets, interest rate fluctuations, loan loss provisions and credit losses, or significant changes in the economy in areas where we have most of our loans, or future disruptions in the secondary mortgage market. Any of these factors could cause actual future results to vary from anticipated future results and consequently could have an adverse impact on the ability of the Bank to meet its future minimum capital requirements.

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

The following provides information on the core and risk-based capital ratios for the two primary segments and each of their operating divisions for the period indicated (dollars in thousands):

	Total Assets		Core				Risk-Based
		% of	Avg.	% of			Avg.	% of
	Average	Total	Allocated	Total	Capital/		Allocated	Total	Capital/
Three Months Ended September 30, 2007	Assets	Assets	Capital	Capital	Assets	ROE	Capital	Capital	Assets	ROE

Mortgage Banking:
Consumer Direct	$124,560	0.3%	$4,982	0.2%	4.0%	(14)%	$6,053	0.3%	4.9%	(11)%

Retail	227,631	0.6%	9,105	0.4%	4.0%	(445)%	17,939	0.9%	7.9%	(224)%
Wholesale	5,623,117	15.3%	224,925	10.9%	4.0%	(77)%	275,232	13.4%	4.9%	(62)%
Correspondent	1,261,039	3.4%	50,442	2.5%	4.0%	(112)%	64,199	3.1%	5.1%	(87)%
Conduit	4,958,140	13.5%	198,326	9.7%	4.0%	(119)%	236,397	11.5%	4.8%	(99)%

Total Mortgage Professionals Group	12,069,927	32.8%	482,798	23.5%	4.0%	(105)%	593,767	28.9%	4.9%	(84)%
Financial Freedom	1,263,677	3.4%	146,331	7.1%	11.6%	8%	135,741	6.6%	10.7%	8%

Total Production Divisions	13,458,164	36.5%	634,111	30.8%	4.7%	(78)%	735,561	35.8%	5.5%	(67)%

Mortgage Servicing Rights	3,714,352	10.1%	243,378	11.8%	6.6%	141%	358,217	17.4%	9.6%	97%
Servicing/Customer Retention	887,211	2.4%	35,488	1.7%	4.0%	(26)%	41,020	2.0%	4.6%	(22)%

Total Mortgage Servicing	4,601,563	12.5%	278,866	13.5%	6.1%	120%	399,237	19.4%	8.7%	85%
Mortgage Bank Overhead	158,231	0.4%	6,330	0.3%	4.0%	N/A	17,315	0.8%	10.9%	N/A

Total Consumer Mortgage Banking	18,217,958	49.4%	919,307	44.6%	5.0%	(22)%	1,152,113	56.0%	6.3%	(17)%
Commercial Mortgage Banking	68,200	0.2%	2,728	0.1%	4.0%	(207)%	5,551	0.3%	8.1%	(100)%

Total Mortgage Banking	18,286,158	49.6%	922,035	44.7%	5.0%	(23)%	1,157,664	56.3%	6.3%	(17)%
Thrift:
Investment grade securities	4,628,416	12.6%	185,137	9.0%	4.0%	(12)%	88,247	4.3%	1.9%	(29)%
Non-investment grade and residuals	448,297	1.2%	17,932	0.9%	4.0%	(733)%	229,011	11.1%	51.1%	(54)%

Total Mortgage-Backed Securities	5,076,713	13.8%	203,069	9.9%	4.0%	(76)%	317,258	15.4%	6.2%	(47)%

Consumer lending portfolio Prime SFR mortgage loans	5,483,500	14.9%	219,340	10.7%	4.0%	(12)%	199,024	9.7%	3.6%	(13)%
Home equity division	1,745,687	4.7%	69,989	3.4%	4.0%	(120)%	124,106	6.0%	7.1%	(66)%

Total Consumer Loans	7,229,187	19.6%	289,329	14.1%	4.0%	(38)%	323,130	15.7%	4.5%	(34)%
Consumer construction division	2,976,162	8.1%	119,046	5.8%	4.0%	9%	151,704	7.4%	5.1%	8%

Total Consumer Thrift Activities	10,205,349	27.7%	408,375	19.9%	4.0%	(24)%	474,834	23.1%	4.7%	(20)%

Home builder division	1,249,004	3.4%	49,960	2.4%	4.0%	(340)%	104,399	5.1%	8.4%	(161)%
Warehouse Lending	182,644	0.5%	7,306	0.4%	4.0%	17%	15,211	0.7%	8.3%	10%

Total Commercial Thrift Activities	1,431,648	3.9%	57,266	2.8%	4.0%	(295)%	119,610	5.8%	8.4%	(139)%
Discontinued products	26,574	0.1%	1,063	0.1%	4.0%	(27)%	2,771	0.1%	10.4%	(8)%

Total Thrift Activities	16,740,284	45.5%	669,773	32.7%	4.0%	(63)%	914,473	44.4%	5.5%	(45)%
Consumer Bank — Deposits	59,589	0.2%	2,384	0.1%	4.0%	N/A	11,335	0.6%	19.0%	N/A
Treasury	—	—	—	—	N/A	N/A	—	—	N/A	N/A
Eliminations	—	—	—	—	N/A	N/A	—	—	N/A	N/A

Total Operating Activities	35,086,031	95.3%	1,594,192	77.5%	4.5%	(42)%	2,083,472	101.3%	5.9%	(31)%
Corporate overhead	1,746,999	4.7%	460,189	22.5%	26.3%	N/A	(29,091)	(1.3)%	(1.7)%	N/A

Total Company	$36,833,030	100.0%	$2,054,381	100.0%	5.6%	(39)%	$2,054,381	100.0%	5.6%	(39)%

As the table shows, certain asset types require more or less capital depending on the capital measurement method. For example, non-investment grade and residual securities are allocated 4.0% core capital and 51.1% risk-based capital. These differing methods result in significantly different ROEs as shown. We attempt to manage our business segments and balance sheet to optimize capital efficiency under both capital methods.

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

The following shows a summary of reserves against our key credit risks as of September 30, 2007 (dollars in millions):

			“Reserve”
Credit Risk Area	Reserve Type	Balance	Balance	UPB

Mortgage Banking:
Loans held for sale(1)	Market valuation reserve	$14,022	$298	$14,081
Repurchase risk(2)	Secondary market reserve	N/A	57	173,915
Thrift:
Loans held for investment(3)	Allowance for loan losses	8,553	162	8,495
Non-investment grade and residual securities(4)	Loss assumption in valuations	416	835	22,770
Foreclosed Assets	Reduction in book value due to liquidation costs and/or property value deterioration	123	36	159

(1)	Risks include borrower’s credit deteriorating and adversely impacting loan saleability; further deterioration of credit quality of loans previously repurchased for repurchase/warranty issues or through called deals; and actual losses exceeding losses that are assumed in our valuations. The reserve includes credit marks on delinquent loans plus credit related marks on performing loans.

(2)	Risks include repurchase of impaired loans due to early payment default (“EPD”) or other repurchase and warranty violations beyond the amount reserved at time of sale.

(3)	Risk includes credit losses exceeding the risk priced for in the allowance.

(4)	Reserve balance for non-investment grade and residual securities represents the expected remaining cumulative losses.

Non-Performing Assets

Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. We record the balance of our assets acquired in foreclosure or by deed in lieu of foreclosure at estimated net realizable value.

The following summarizes our non-performing assets as of the dates indicated (dollars in thousands):

	September 30,	September 30,	December 31,
	2007	2006	2006

Non-performing loans HFI	$339,530	$78,831	$108,483
Non-performing loans HFS	365,794	42,717	54,347

Total non-performing loans	705,324	121,548	162,830
Foreclosed assets	123,330	18,498	21,638

Total non-performing assets	$828,654	$140,046	$184,468

Total non-performing assets to total assets	2.46%	0.51%	0.63%

At September 30, 2007, non-performing assets as a percentage of total assets was 2.46%, increasing from 0.63% at December 31, 2006. Non-performing loans in loans held for investment and loans held for sale increased $231.0 million and $311.4 million, respectively, from December 31, 2006. As a result of the increased delinquencies in these portfolios, foreclosure activities rose during the period, leading to foreclosed assets of $123.3 million at September 30, 2007. The weakening real estate market and the general tightening of underwriting in the mortgage industry continue to have a negative impact to our portfolios. It became increasingly difficult for distressed borrowers to find alternative financing in order to avoid foreclosure. This resulted in a higher percentage of loans going through foreclosure and a longer average time for us to liquidate our foreclosed assets. If such market condition persists, we can continue to expect an even higher level of non-performing loans in the future.

The following provides additional comparative data on non-performing loans for the loans HFI portfolio as of the dates indicated (dollars in thousands):

	September 30,	September 30,	December 31,
	2007	2006	2006

SFR mortgage loans	$176,107	$54,233	$66,360
Consumer construction division	52,901	18,693	25,957
Homebuilder division	106,089	—	8,981
Other(1)	4,433	5,905	7,185

Total non-performing loans HFI	$339,530	$78,831	$108,483

Allowance for loan losses to non-performing loans HFI	48%	77%	58%

(1)	Includes loans from the home equity division, discontinued products and the warehouse lending division.

The increase in non-performing loans HFI is mainly seen in the SFR mortgage and the homebuilder division portfolios. The non-performing loans in our homebuilder division’s portfolio are in markets that have seen both price and sales decline over the last several months. For further discussion on this portfolio, see “Homebuilder Division” on page 28.

Allowance for Loan Losses

For the loans held for investment portfolio, an allowance for loan losses is established and allocated to various loan products for segment reporting purposes. The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on delinquency trends and prior loan loss experience and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continually evaluates these assumptions and various relevant factors impacting credit quality and inherent losses. A component of the overall allowance for loan losses is not specifically allocated (“unallocated component”). The unallocated component reflects management’s assessment of various factors that create inherent imprecision in the methods used to determine the specific portfolio allocations. Those factors include, but are not limited to, levels of and trends in delinquencies and impaired loans, charge-offs and recoveries, volume and terms of the loans, effects of any changes in risk selection and underwriting standards, other changes in lending policies, procedures, and practices, and national and local economic trends and conditions. As of September 30, 2007, the unallocated component of the total allowance for loan losses was $43.9 million, compared to $17.2 million at December 31, 2006.

The following summarizes our loans HFI portfolio by loan type and the corresponding allowance for loan losses as of September 30, 2007 (dollars in thousands):

			Total
		Allowance	Reserves as a
		for Loan	Percentage of
By Division	Book Value	Losses	Book Value

SFR mortgage loans HFI division	$4,883,392	$41,265	0.85%
Consumer construction division	2,395,361	13,738	0.57%
Homebuilder division	1,175,473	99,638	8.48%
Other(1)	98,403	7,127	7.24%

Total HFI portfolio at September 30, 2007	$8,552,629	$161,768	1.89%

Total HFI portfolio at December 31, 2006	$10,177,209	$62,386	0.61%

For the homebuilder division, allowance for loan losses increased to $99.6 million of $8.48% of the book value of its portfolio. We are monitoring this portfolio very closely due to rapidly changing conditions affecting both the underlying collateral values and the projected repayment sources in the current environment.

Summarized below are changes to the allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Balance, beginning of period	$76,856	$57,912	$62,386	$55,168
Allowance transferred to loans HFS	—	—	(1,988)	—
Provision for loan losses	98,279	4,988	126,170	11,040
Charge-offs:
SFR mortgage loans HFI division	(7,170)	(600)	(13,149)	(1,405)
Consumer construction division	(4,816)	(754)	(7,950)	(2,005)
Other(1)	(1,816)	(1,274)	(6,174)	(3,102)

Total charge-offs	(13,802)	(2,628)	(27,273)	(6,512)

Recoveries:
SFR mortgage loans HFI division	181	75	560	313
Consumer construction division	15	219	65	231
Other(1)	239	469	1,848	795

Total recoveries	435	763	2,473	1,339

Total charge-offs, net of recoveries	(13,367)	(1,865)	(24,800)	(5,173)

Balance, end of period	$161,768	$61,035	$161,768	$61,035

Annualized charge-offs to average loans HFI	0.62%	0.08%	0.36%	0.08%

(1)	Includes loans from the home equity, discontinued product and warehouse lending divisions.

In the third quarter of 2007, net charge-offs increased to $13.4 million from $1.9 million in the third quarter of 2006, primarily in the SFR mortgage and the consumer construction division portfolios. This is consistent with the overall conditions in both the mortgage and the housing markets that contributed to the overall increase in delinquencies and loans migrating through the foreclosure process.

Credit Discounts

Due to the disruption in the secondary mortgage market, our HFS loans increased to $14.0 billion as the market for certain products stopped functioning. As a result of our thrift structure, our capital and liquidity position allowed us to retain HFS loans in the third quarter of 2007 when many of our peers were forced to sell assets to meet margin calls. We expect to transfer a portion of these loans to HFI in the next two quarters.

The following summarizes our loans HFS portfolio, the corresponding market valuation reserves and non-performing assets as of the dates indicated (dollars in thousands):

	September 30,	September 30,	December 31,
	2007	2006	2006

Loans HFS before market valuation reserves	$14,361,177	$8,368,626	$9,507,307
Market valuation reserves	(338,943)	(27,704)	(39,464)

Net loans HFS portfolio	$14,022,234	$8,340,922	$9,467,843

Market valuation reserves as a percentage of gross loans HFS	2.36%	0.33%	0.42%

Non-performing loans HFS before market valuation reserves	$487,314	$63,422	$78,238
Market valuation reserves	(121,520)	(20,705)	(23,891)

Net non-performing loans HFS	$365,794	$42,717	$54,347

Non-performing loans held for sale as a percentage of net loans HFS portfolio	2.61%	0.51%	0.57%

The LOCOM reserve on current loans totaled $111 million at September 30, 2007, which is included in the market valuation reserves of $338.9 million above. We believe that approximately $70 million of that is credit related.

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

The following reflects the loan sale and repurchase activities during the periods indicated (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Loans sold:
GSEs and whole loans	$8,804	$11,589	$36,765	$32,227
Securitization trusts	4,205	7,919	20,974	23,405

Total	$13,009	$19,508	$57,739	$55,632

Total repurchases(1)	$118	$57	$562	$119

Repurchases as a percentage of total loans sold during the period	0.91%	0.29%	0.97%	0.21%

(1)	Amounts exclude repurchases that are administrative in nature and generally are re-sold immediately at little or no loss.

As a percentage of total loans sold, repurchases have increased significantly to 91 basis points for the third quarter of 2007 from 29 basis points for the third quarter of 2006. The increase is mainly due to early payment defaults on certain products, primarily 80/20s and pay option ARMs purchased through the conduit channel. The Company has made several improvements in its underwriting guidelines and has started to see the benefits of tightened guidelines as repurchases came down from the peak of $224 million in the first quarter of 2007. In addition, we have significantly reduced the percentage of whole loan sales. As a result, we expect future repurchases due to early payment defaults to continue to decline.

The following reflects the activity in the secondary market reserve during the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Balance, beginning of period	$46,614	$35,402	$33,932	$27,638
Additions/provisions	32,008	9,374	87,913	24,147
Actual losses/mark-to-market	(21,909)	(14,639)	(65,773)	(22,423)
Recoveries on previous claims	404	53	1,045	828

Balance, end of period	$57,117	$30,190	$57,117	$30,190

Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of the probability of investor claims. While the ultimate amount of repurchases and claims is uncertain, management believes the reserve is adequate. In response to increased repurchases and related losses, the provision for the secondary market reserve increased to $32.0 million for the three months ended September 30, 2007 from $9.4 million for the three months ended September 30, 2006. We relieved $21.9 million of secondary market reserve in the third quarter of 2007 mainly for mark-to-market adjustments on loans repurchased during the quarter, of which 80/20s and pay option ARMs accounted for over 85% of the adjustments. As previously discussed, we have started to see benefits from guideline changes implemented in the first quarter of 2007. Thus, our repurchase activities should continue to improve as the tightened guidelines take full effect. We will continue to evaluate the adequacy of our reserve and allocate a portion of our gain on sale proceeds to the reserve going forward. Secondary market reserve is included on the consolidated balance sheets as a component of other liabilities.

Credit Reserves Embedded in Non-Investment Grade and Residual Securities

As part of the securitization process, we create non-investment grade and residual securities which can be sold into the secondary market or retained on the balance sheet. These securities provide credit enhancement to absorb the losses in the securitization trust.

The following table shows more information on our non-investment grade and residual securities as of the dates indicated (dollars in millions):

	September 30,	September 30,	June 30,
	2007	2006	2007

Non-investment Grade and Residual Securities:
Fair market value	$416	$340	$443
As a percentage of tier 1 core capital	17%	17%	18%
UPB of underlying collateral	$22,770	11,575	$21,002
Credit reserves embedded in value	$835	432	$698
Additions to credit reserves	$228	61	$126
Net charge-off (losses)	$91	7	$49
Credit reserves/NPAs	56%	62%	91%

MANAGEMENT

We manage key CAMELS risks through policies and procedures that begin with the Board, senior executives and the ERM group, creating standardized frameworks and processes for the business units to implement. We strive for accountability, transparency and consistency, including a semi-annual certification process that keeps business units up to date on the administration of key CAMELS risks. Management maintains a central database of internally identified findings, and this, in conjunction with operational and financial controls, requires follow-up and accountability for any issues identified in this process.

Models are used as key decision making tools in executing transactions, such as the pricing and trading of loans, and in hedging risks. They are also used to assist us in valuing assets and liabilities that don’t have readily available market prices. Given the importance of these models to our operations and financial position, it is the responsibility of Corporate Model Management and Research (“CMMR”) to develop and maintain an effective model management framework across the Company. CMMR determines that key models are consistent and accurate (e.g., utilize the best available assumptions, particularly for prepayment and credit) across the enterprise and result in the correct economic decisions being made and assets and liabilities being properly valued (both on a GAAP and economic basis).

EARNINGS

Our regulators evaluate the quality and consistency of our earnings. See “Narrative Summary of Consolidated Financial Results” on page 7 and “Summary of Business Segment Results” on page 9 for a discussion of our earnings for the three and nine months ended September 30, 2007.

LIQUIDITY

During the third quarter of 2007, the secondary market for MBS and asset-backed securities (“ABS”) experienced a significant disruption resulting in a decline in overall market liquidity. In addition, several extendible Asset-Backed Commercial Paper (“ABCP”) facilities had an extension event, which contributed to the deterioration of liquidity in the market. In response to these disruptions, Indymac shifted its funding strategy from extendible ABCP and wholesale repurchase facilities to deposits and borrowing from the Federal Home Loan Bank (“FHLB”). As a result of this effort, we were able to increase our deposits and advances from FHLB by $5.0 billion and $0.2 billion, respectively, during the quarter.

Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, MBS and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the FHLB, borrowings, custodial balances and retained earnings. The sources used vary depending on such factors as rates paid, collateral requirements, maturities and the impact on our capital. Additionally, we may occasionally securitize mortgage loans that we intend to hold for investment to lower our costs of borrowing against such assets and reduce the capital requirement associated with such assets. At

September 30, 2007, we had total liquidity of $6.3 billion consisting of $0.8 billion in short-term liquidity (primarily cash) and $4.9 billion in operating liquidity, which represents unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. We also had access to $0.6 billion in financing at the Federal Reserve Discount Window. At June 30, 2007, our total liquidity was $3.5 billion. We currently believe that our liquidity level is sufficient to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.

The following presents the components of our major sources of funds as of the dates indicated (dollars in thousands):

	September 30,	September 30,	December 31,
	2007	2006	2006

Deposits	$16,774,638	$10,111,019	$10,898,006
Advances from FHLB	11,094,800	9,332,800	10,412,800
Other borrowings:
Asset-backed commercial paper	1,504,678	499,244	2,114,508
Loans and securities sold under agreements to repurchase	—	2,874,048	1,405,505
HELOC notes payable	243,019	807,932	659,283
Trust preferred debentures	441,232	412,516	456,695
Other notes payable	752	1,180	1,009

Total other borrowings	2,189,681	4,594,920	4,637,000

	$30,059,119	$24,038,739	$25,947,806

Principal Sources of Cash

Loan Sales and Securitizations

Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of our liquidity. Due to the disruption of the MBS and ABS secondary markets, loan sales and securitizations were adversely impacted, resulting in lower than normal volume and consequently balance sheet growth. During the three months ended September 30, 2007, we sold $13.0 billion of mortgage loans, which represented approximately 77% of our funded mortgage loans during the period, to third-party investors through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. Our prime SFR mortgage loan portfolio also acquired $469.8 million of the mortgage loans for our portfolio of mortgage loans HFI to provide future interest income. The remainder of our funded mortgage loans during the quarter is retained in our HFS portfolio for future sale or transferred to HFI.

Our business model has been negatively impacted as our sales channels continue to be disrupted. As a result, our earnings were also adversely impacted. If these disruptions continue, or there are other economic events or factors beyond our control, our earnings could continue to be negatively impacted.

Deposits/Retail Bank

We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 31 branches (up from 27 branches as of September 30, 2006) in Southern California and our telebanking, Internet, and Money Desk and Institutional channels. Through our web site at www.indymacbank.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information, and pay their bills conveniently from any computer terminal. Total deposits increased to $16.8 billion at September 30, 2007, up from $10.1 billion at September 30, 2006 and $10.9 billion at December 31, 2006.

Advances from the Federal Home Loan Bank

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

Currently, Indymac Bank is approved for collateralized advances of up to $17.1 billion. At September 30, 2007, advances from the FHLB totaled $11.1 billion, of which $6.4 billion were collateralized by mortgage loans and $4.7 billion were collateralized by mortgage-backed securities.

Other Borrowings, Excluding Subordinated Debentures Underlying Trust Preferred Securities

Other borrowings, excluding the subordinated debentures underlying the trust preferred securities, consist of asset-backed commercial paper, loans and securities sold under committed financing facilities and uncommitted agreements to repurchase, and notes payable. Total other borrowings decreased to $1.7 billion at September 30, 2007, from $4.2 billion at December 31, 2006. We reduced our repurchase agreement borrowings and extendible ABCP to zero at September 30, 2007 as a result of our strategy to increase our deposits and advances from the FHLB.

At September 30, 2007, we had $8.1 billion in committed financing facilities ($8.0 billion whole loan facilities and $100 million in unsecured revolving line of credit). Of these committed financing facilities, $0.9 billion was available for use, based on pledged collateral. Our use of these facilities is expected to be substantially less in future periods as a result of our growth in deposit funds. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities.

In April 2006, we established the North Lake Capital Funding Program, a single seller extendible ABCP facility, which allows us to issue directly, secured liquidity notes backed by mortgage loans. Both the collateral pledged and secured liquidity notes are recorded on our balance sheet as assets and liabilities, respectively. This facility was subsequently renewed in July 2007. The secured liquidity notes have been rated F-1+ by Fitch Ratings, P-1 by Moody’s Investors Service and A-1+ by Standard & Poor’s, and are supported by credit enhancements, such as over collateralization, excess spread and market value agreements provided by highly rated counterparties. We are authorized to issue up to $4.0 billion in short-term notes, with expected maturities not to exceed 180 days after issuance and final maturities of 60 days following the expected maturities. As a result of the disruption in the extendible ABCP market, we have actively paid down this facility during the third quarter of 2007. Additionally, the viability of the extendible ABCP market and this facility is unknown and therefore, at this time we are not relying on this facility for future funding needs.

In November 2006, we established a multi-seller ABCP facility (which is supported by backstop liquidity facilities from highly rated banks) to provide up to $1.5 billion dedicated financing for our construction to permanent, lot, and reverse mortgage loans. This is an annually renewable 364-day committed facility administered by Citicorp North America, Inc. As of September 30, 2007, we had $1.5 billion outstanding under this facility. This facility experienced no material disruption despite the liquidity disruption in the third quarter.

Trust Preferred Securities and Warrants

On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and warrants, to purchase our common stock. As part of this transaction, we issued subordinated debentures to the trust and purchased common securities from the trust. The yield on the subordinated debentures and the common securities is the same as the yield on the trust preferred securities. As part of the WIRES offering, 3.5 million warrants were issued with each convertible into 1.5972 shares of our common stock. Beginning on November 14, 2006, Indymac had the option to redeem the warrants for cash equal to the warrant value, subject to the conditions in the prospectus. No warrants were exercised in the third quarter of 2007. To date, 2.6 million warrants have been exercised and converted into a total of 4.2 million shares of our common stock. Subordinated debentures redeemed to date in conjunction with the warrant exercises totaled $130.2 million as of September 30, 2007.

No new trust preferred securities were issued during the third quarter of 2007. To date, we have issued $398 million trust preferred securities (without warrants attached) with interest rates ranging from 5.83% to 7.37%. Interest rates on these securities are fixed for terms ranging from five to 10 years, after which the rates reset quarterly indexed to 3-month LIBOR. The securities can be called at our option five or 10 years after issuance. In each of these transactions, we issued subordinated debentures to, and purchased common securities from, each of the trusts. The rates on the subordinated debentures and the common securities in each of these transactions match the rates on the related trust preferred securities. The proceeds of these securities have been used in ongoing operations. Book values of the subordinated debentures underlying the trust preferred securities, which represent the liabilities due from us to the trusts, totaled $441.2 million and $456.7 million at September 30, 2007 and December 31, 2006, respectively. These subordinated debentures are included in other borrowings on the consolidated balance sheets.

Direct Stock Purchase Plan

Our direct stock purchase plan offers investors the ability to purchase shares of our common stock directly over the Internet. During the quarter ended September 30, 2007, we raised $74.2 million of capital by issuing 3,467,493 shares common stock through this plan.

Cash from Operating Activities

In addition to the financing sources discussed above, our cash needs are funded by net cash flows from operations before net purchases and originations of loans held for sale, sales of mortgage-backed securities and principal and interest payments on loans and securities. The amounts of net acquisitions of loans held for sale, and trading securities included as components of net cash used in operating activities, totaled $6.7 billion during the nine months ended September 30, 2007 and $5.7 billion during the nine months ended September 30, 2006. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash provided by the Company’s operating activities totaled $123.2 million and $291.5 million for the nine months ended September 30, 2007 and 2006, respectively.

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

To evaluate our ability to manage interest rate risk, there are a number of performance measures we track. These include net interest margin for both total company as well as our segments, the fluctuation in net interest income and expense and average balances, and the net portfolio value of our net assets.

Net Interest Margin

Information regarding our consolidated average balance sheets (all segments are combined), along with the total dollar amounts of interest income and interest expense and the weighted-average interest rates follows (dollars in thousands):

	Three Months Ended
	September 30, 2007			September 30, 2006			June 30, 2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Securities	$5,668,118	$101,901	7.13%	$4,889,155	$86,212	7.00%	$5,221,396	$95,537	7.34%
Loans held for sale	16,019,841	283,882	7.03%	10,825,266	196,924	7.22%	16,208,651	289,262	7.16%
Mortgage loans held for investment	5,528,258	88,075	6.32%	6,079,803	92,005	6.00%	5,615,519	88,622	6.33%
Builder construction loans	826,952	18,186	8.72%	773,132	21,191	10.87%	815,861	20,209	9.94%
Consumer construction loans	2,284,744	45,788	7.95%	2,085,453	38,292	7.28%	2,190,732	44,519	8.15%
Investment in Federal Home Loan Bank stock and other	1,366,645	20,019	5.81%	854,208	12,127	5.63%	1,202,869	16,328	5.44%

Total interest-earning assets	31,694,558	557,851	6.98%	25,507,017	446,751	6.95%	31,255,028	554,477	7.12%

Mortgage servicing assets	2,375,127			1,552,295			2,153,439
Other assets	2,763,345			2,080,669			2,428,034

Total assets	$36,833,030			$29,139,981			$35,836,501

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$12,943,759	170,540	5.23%	$9,208,481	113,758	4.90%	$10,761,811	138,618	5.17%
Advances from Federal Home Loan Bank	13,876,996	183,192	5.24%	9,783,887	115,769	4.69%	14,059,734	184,175	5.25%
Other borrowings	4,177,567	61,941	5.88%	5,682,601	80,513	5.62%	5,737,455	82,440	5.76%

Total interest-bearing liabilities	30,998,322	415,673	5.32%	24,674,969	310,040	4.99%	30,559,000	405,233	5.32%

Other liabilities	3,780,327			2,593,633			3,199,927

Total liabilities	34,778,649			27,268,602			33,758,927
Shareholders’ equity	2,054,381			1,871,379			2,077,574

Total liabilities and shareholders’ equity	$36,833,030			$29,139,981			$35,836,501

Net interest income		$142,178			$136,711			$149,244

Net interest spread(1)			1.66%			1.96%			1.80%

Net interest margin(2)			1.78%			2.13%			1.92%

(1)	Net interest spread calculated as the yield on total average interest-earnings assets less the yield on total average interest-bearing liabilities.

(2)	Net interest margin calculated as annualized net interest income divided by total average interest-earning assets.

	Nine Months Ended
	September 30, 2007			September 30, 2006
	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Securities	$5,423,462	$289,717	7.14%	$4,541,302	$233,693	6.88%
Loans held for sale	15,562,904	825,301	7.09%	10,650,644	551,564	6.92%
Mortgage loans held for investment	6,081,216	285,691	6.28%	6,014,437	260,276	5.79%
Builder construction loans	810,831	58,148	9.59%	726,227	55,775	10.27%
Consumer construction loans	2,211,740	133,953	8.10%	1,967,259	102,794	6.99%
Investment in Federal Home Loan Bank stock and other	1,238,677	52,195	5.63%	834,396	32,706	5.24%

Total interest-earning assets	31,328,830	1,645,005	7.02%	24,734,265	1,236,808	6.69%

Mortgage servicing assets	2,133,909			1,377,586
Other assets	2,546,210			1,695,257

Total assets	$36,008,949			$27,807,108

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$11,356,004	441,225	5.19%	$8,255,056	280,841	4.55%
Advances from Federal Home Loan Bank	13,863,474	541,896	5.23%	9,839,691	329,846	4.48%
Other borrowings	5,439,668	235,392	5.79%	5,844,576	232,046	5.31%

Total interest-bearing liabilities	30,659,146	1,218,513	5.31%	23,939,323	842,733	4.71%

Other liabilities	3,294,773			2,129,600

Total liabilities	33,953,919			26,068,923
Shareholders’ equity	2,055,030			1,738,185

Total liabilities and shareholders’ equity	$36,008,949			$27,807,108

Net interest income		$426,492			$394,075

Net interest spread			1.71%			1.98%

Net interest margin			1.82%			2.13%

Average balances are calculated on a daily basis. Non-performing loans are included in the average balances for the periods presented. The allowance for loan losses is excluded from the average loan balances and included in the average other assets line. Minority interest and perpetual preferred stock in subsidiary are included in average other liabilities.

Interest income and interest expense fluctuations depend upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following tables detail the changes in interest income and expense by key attribute (dollars in thousands):

	Increase/(Decrease) Due to
	Volume(1)	Rate(2)	Mix(3)	Total Change

Three Months Ended September 30, 2007 vs. 2006 Interest income:
Securities	$13,736	$1,685	$268	$15,689
Loans held for sale	94,495	(5,093)	(2,444)	86,958
Mortgage loans held for investment	(8,346)	4,857	(441)	(3,930)
Builder construction loans	1,475	(4,189)	(291)	(3,005)
Consumer construction loans	3,659	3,502	335	7,496
Investment in Federal Home Loan Bank stock and other	7,275	386	231	7,892

Total interest income	112,294	1,148	(2,342)	111,100
Interest expense:
Interest-bearing deposits	46,144	7,568	3,070	56,782
Advances from Federal Home Loan Bank	48,432	13,389	5,602	67,423
Other borrowings	(21,324)	3,743	(991)	(18,572)

Total interest expense	73,252	24,700	7,681	105,633

Net interest income	$39,042	$(23,552)	$(10,023)	$5,467

	Increase/(Decrease) Due to
	Volume(1)	Rate(2)	Mix(3)	Total Change

Nine Months Ended September 30, 2007 vs. 2006 Interest income:
Securities	$45,395	$8,900	$1,729	$56,024
Loans held for sale	254,391	13,240	6,106	273,737
Mortgage loans held for investment	2,890	22,278	247	25,415
Builder construction loans	6,498	(3,694)	(431)	2,373
Consumer construction loans	12,775	16,352	2,032	31,159
Investment in Federal Home Loan Bank stock and other	15,847	2,454	1,188	19,489

Total interest income	337,796	59,530	10,871	408,197
Interest expense:
Interest-bearing deposits	105,496	39,900	14,988	160,384
Advances from Federal Home Loan Bank	134,885	54,768	22,397	212,050
Other borrowings	(16,076)	20,868	(1,446)	3,346

Total interest expense	224,305	115,536	35,939	375,780

Net interest income	$113,491	$(56,006)	$(25,068)	$32,417

(1)	Changes in volume are calculated by taking changes in average balances multiplied by the prior period’s average interest rate.

(2)	Changes in the rate are calculated by taking changes in the average interest rate multiplied by the prior period’s average balance.

(3)	Changes in rate/volume (“mix”) are calculated by taking changes in rates times the changes in volume.

Net Interest Margin by Segment

The following tables summarize net interest margin by segment for the periods indicated (dollars in millions):

	Three Months Ended
	September 30, 2007			September 30, 2006			June 30, 2007
	Average	Net	Net	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin	Assets	Income	Margin

By Segment:
Thrift segment and other	$17,103	$103	2.39%	$15,709	$99	2.50%	$16,621	$95	2.29%
Mortgage banking segment	14,592	39	1.06%	9,798	38	1.53%	14,634	54	1.49%

Total Company	$31,695	$142	1.78%	$25,507	$137	2.13%	$31,255	$149	1.92%

	Nine Months Ended
	September 30, 2007			September 30, 2006
	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin

By Segment:
Thrift segment and other	$17,029	$288	2.26%	$15,201	$279	2.45%
Mortgage banking segment	14,300	138	1.29%	9,533	115	1.62%

Total Company	$31,329	$426	1.82%	$24,734	$394	2.13%

The net interest margin during the third quarter of 2007 was 1.78%, down from 2.13% for the third quarter of 2006 and 1.92% for the second quarter of 2007. Thrift net interest margin of 2.37% for the third quarter of 2007 also declined from 2.50% for the third quarter of 2006 but improved from 2.29% for the second quarter of 2007. The decline in net interest margin is mainly driven by increased non-performing loans in both the HFS and HFI portfolios.

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

We also attempt to hedge the type of spread widening caused by the secondary market disruptions started in the first quarter of 2007. However, given the current uncertainties and resulting volatility in the secondary market, our hedging activities may not be effective. When spread widening does occur, we increase our loan pricing to attain our target MBR margins on future production.

In addition to mortgage loans held for sale, the hedging activities also include rate lock commitments. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). The rate lock commitments are initially valued at zero and continue to be adjusted for changes in value resulting from changes in market interest rates, pursuant to the Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments.” We economically hedge the risk of changes in fair value of rate lock commitments by selling forward contracts on securities of Fannie Mae or Freddie Mac, Eurodollar futures and other hedge instruments as we deem appropriate to prudently manage this risk. These forward and futures contracts are also accounted for as derivatives and recorded at fair value.

The following table summarizes the effect that hedging for interest rate risk management had on our gross mortgage banking revenue margin for the periods indicated:

	Three Months Ended					Nine Months Ended
	September 30,	September 30,	Percent	June 30,	Percent	September 30,	September 30,	Percent
	2007	2006	Change	2007	Change	2007	2006	Change

Gross MBR margin	0.75%	1.16%	(35)%	0.91%	(18)%	0.96%	1.52%	(37)%
MBR margin after hedging(1)	0.48%	1.32%	(64)%	1.31%	(63)%	1.04%	1.47%	(29)%

(1)	Before credit costs and SFAS 91 deferred costs.

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

In addition to the hedging gain (loss) on MSRs, we also use other hedging strategies to manage our economic risks associated with MSRs. A summary of the performance on MSRs, including AAA-rated and agency interest-only securities, and hedges for the respective periods follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2007	2006	2007	2007	2006

Valuation adjustment due to market changes and external benchmarking	$7,421	$(134,070)	$222,659	$260,920	$10,794
Gain (loss) on financial instruments used to hedge MSRs	123,180	119,024	(213,213)	(118,781)	(27,265)
Hedge gain (loss) on AAA-rated and agency interest-only securities	8,820	4,667	(14,741)	(6,356)	(8,965)
Unrealized gain (loss) on AAA-rated and agency interest-only securities	(4,712)	(8,629)	10,465	7,235	4,138
Unrealized gain (loss) on principal-only securities	(146)	5,008	(4,916)	(4,761)	(1,500)
Unrealized gain (loss) on prepayment penalty securities	(7,666)	13,250	(21,658)	(31,528)	17,907

Net gain (loss) on MSRs, AAA-rated and agency interest-only securities, and hedges	$126,897	$(750)	$(21,404)	$106,729	$(4,891)

The above gains and losses include costs inherent in transacting and holding the hedge instruments. If these assets were perfectly hedged, a net loss would have been reported representing these costs. In the third quarter of 2007, our MSRs and related hedges had a strong quarter. Hedges on the servicing-related assets had a net gain of

$126.9 million as they benefited from the decline in market interest rates. Moreover, our MSRs experienced a decline in value less than expected from the decline in interest rates as a result of slower prepayment rates than projected.

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

As of September 30, 2007, the combined portfolio of MSRs and interest-only securities (the “MSR/IO portfolio”) and the MBS portfolio were valued at $2.4 billion and $4.4 billion, respectively. The average VAR (after the effect of hedging transactions) for the quarter on the MSR/IO portfolio was $2.7 million, or 11 basis points of the recorded value, and the average VAR (after the effect of hedging transactions) for the quarter on the MBS portfolio was $1.2 million, or 3 basis points of the recorded value. During the quarter, the VAR measure ranged from $1.9 million to $3.9 million and from $0.8 million to $1.8 million for the MSR/IO and MBS portfolios, respectively.

Net Portfolio Value

In addition to our hedging activities to mitigate the interest rate risk in our pipeline of HFS loans, rate locks and our investment in servicing-related assets, we perform extensive, company-wide interest rate risk management. A primary measurement tool used to evaluate interest rate risk over the comprehensive balance sheet is net portfolio value (“NPV”) analysis. The NPV analysis and duration gap estimate the exposure of the fair value of net assets attributable to changes in interest rates.

The following sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of the dates indicated (dollars in thousands):

	September 30, 2007			December 31, 2006
		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates
		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps

Cash and cash equivalents	$784,459	$784,459	$784,459	$541,545	$541,545	$541,545
Trading securities	1,406,416	1,459,540	1,342,330	541,175	573,028	522,503
Available for sale securities	4,080,829	4,168,151	3,937,015	4,183,629	4,272,980	4,064,097
Loans held for sale	14,040,416	14,163,706	13,959,965	9,566,224	9,645,767	9,440,968
Loans held for investment	8,359,768	8,453,063	8,250,709	10,191,350	10,266,772	10,081,430
MSRs	2,489,611	1,927,163	2,852,581	1,822,455	1,393,979	2,142,276
Other assets	2,100,618	2,488,078	1,970,037	1,992,698	2,317,284	1,813,516

Total assets	$33,262,117	$33,444,160	$33,097,096	$28,839,076	$29,011,355	$28,606,335

Deposits	$16,858,192	$16,909,730	$16,807,084	$11,045,977	$11,076,458	$11,015,812
Advances from Federal Home Loan Bank	11,155,176	11,310,713	10,998,732	10,409,767	10,565,054	10,256,128
Other borrowings	1,505,093	1,505,718	1,504,469	3,464,290	3,466,577	3,462,006
Other liabilities	482,803	482,803	482,803	775,455	775,455	775,455

Total liabilities	30,001,264	30,208,964	29,793,088	25,695,489	25,883,544	25,509,401
Shareholders’ equity (NPV)	$3,260,853	$3,235,196	$3,304,008	$3,143,587	$3,127,811	$3,096,934

% Change from base case		(0.79)%	1.32%		(0.50)%	(1.48)%

Our NPV model has been built to focus on the Bank alone as $273.6 million of assets at the Parent Company and its non-bank subsidiaries have little interest rate risk exposure.

The increase in the net present value of equity from December 31, 2006 to September 30, 2007 is partly due to: (i) an increase in our balance sheet; (ii) net proceeds of $491 million in perpetual preferred stock issued by the Bank; (iii) a capital contribution of $200.0 million from the Parent Company to the Bank; and offset by (iv) a dividend payment of $186.2 million from the Bank to the Parent Company. This analysis is based on an instantaneous change in interest rates and does not reflect the impact of changes in hedging activities as interest rates change nor changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.

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

At September 30, 2007, net duration gap for our mortgage banking and thrift segments was 0.1 month and 0.9 month, respectively, with the overall net duration gap of 0.6 month. Fair value gains and losses will generally occur as market conditions change. We actively manage duration risk through asset selection by appropriate funding and hedging to within the duration limits approved by senior management and the Board of Directors. The duration gap measures are estimated on a daily basis for the mortgage servicing rights and on a monthly basis for the assets in our thrift portfolio and pipeline.

EXPENSES

A summary of non-interest expense follows for the periods indicated (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2007	2006	2007	2007	2006

Salaries and related	$219,146	$177,564	$180,234	$581,854	$509,402
Premises and equipment	27,799	19,955	24,961	77,057	57,039
Loan purchase and servicing costs	14,127	14,246	14,057	43,210	40,301
Professional services	10,034	8,263	8,853	28,751	24,529
Data processing	20,002	16,831	20,331	60,089	46,864
Office and related	14,589	17,423	16,977	47,693	50,120
Advertising and promotion	8,804	10,742	9,659	28,098	34,368
Operations and sale of foreclosed assets	10,640	557	4,291	17,111	1,484
Other	7,285	3,315	5,920	18,242	9,640
Deferral of expenses under SFAS 91	(62,728)	(66,198)	(61,258)	(192,632)	(195,599)

Total operating expenses	269,698	202,698	224,025	709,473	578,148
Amortization of other intangible assets	430	430	430	1,290	694

Total non-interest expense	$270,128	$203,128	$224,455	$710,763	$578,842

Our operating expenses increased to 269.7 million for the third quarter of 2007, up 33% from $202.7 million for the third quarter of 2006 and 20% from $224.0 million for the second quarter of 2007. Included in the salaries and related expenses for the second quarter of 2007 is a one-time curtailment gain of $10.3 million recognized as a result of the previously disclosed pension plan freeze. Without the curtailment gain, the increase in operating expenses from the second quarter of 2007 would have been 15%.

The increase in expenses this quarter was driven mainly by the approximately $28 million in severance-related charges that were recorded this quarter as a result of the right-sizing of our workforce. We have executed on plans to reduce our workforce by roughly 1,500 positions, or 15%, through both the voluntary resignation with severance program and targeted involuntary layoffs for regular employees and reductions in our offshore and temporary workforce. In addition, we continued our investments in retail channel and commercial mortgage division, with the bulk of the increase coming from the April 1, 2007 acquisition of the retail lending platform of NYMC, including roughly 400 employees, and the hiring of over 1,400 retail lending professionals who were former employees of failed mortgage companies. As a result, expenses for these two businesses increased $20.7 million and $5.3 million from the third quarter of 2006 and second quarter of 2007, respectively.

Overall, our average FTE employees increased to 9,890 including 952 FTE off-shore as part of our Global Resources program for the three months ended September 30, 2007, up 21% from 8,186 for the third quarter of 2006 and 5% from 9,431 for the second quarter of 2007. We utilize the off-shore workforce predominantly in non-

customer-facing back office functions to enhance service levels and improve efficiencies. At September 30, 2007, our workforce is comprised of 82% in revenue generating positions and 18% in revenue supporting and non-revenue generating positions.

REO related expenses increased significantly to $10.6 million in the third quarter of 2007 from $557 thousand in the same period last year and $4.3 million for the second quarter of 2007. This is primarily driven by $7.9 million of further write-downs on REOs resulting from a rapid decline in their values. Worsened delinquencies in our portfolio also increased our foreclosure related expenses.

PROSPECTIVE TRENDS AND FUTURE OUTLOOK

It remains extremely difficult to provide an earnings forecast for the fourth quarter of 2007 and into 2008 given continued uncertainties about the length and depth of the downturn in the housing and mortgage markets and the abrupt and significant change we have made in our production model in becoming a GSE lender. However, we do believe we will see significant improvement in the fourth quarter in credit costs and losses from spread widening, given the large reserves we established this quarter and because the new loans we are now originating are predominantly those eligible for sale to the GSEs, whereas the vast majority of the loans causing the losses in the third quarter of 2007 are in loan types that have been cut from our guidelines. In addition, we are rapidly making the transition from being primarily an Alt-A lender to being a GSE lender, and we are seeing our mortgage production volumes pick up. We expect that our new, more GSE-oriented mortgage production business will be profitable in the fourth quarter of 2007, excluding credit costs from discontinued products and start-up costs from our retail lending initiative. We expect that retail lending will be profitable in the first quarter of 2008.

Looking ahead to the fourth quarter of 2007 and 2008, given current industry conditions, a continued elevated level of credit costs from discontinued products and uncertain loan volumes and margins under our new production model, Indymac could be modestly profitable, or we could struggle and have additional losses, although we believe any quarterly losses would likely be substantially lower than the loss in the third quarter of 2007. The bottom line is that we have strong capital, reserves and liquidity to see us through this industry downturn. We remain confident that our long-term returns on capital will be at or above 15% once this current down cycle ends.

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

In connection with our loan sales that are securitization transactions, there are $76.4 billion in loans owned by off-balance sheet trusts as of September 30, 2007. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third-party investors or the off-balance sheet trusts. Generally, neither the third-party investors nor the trusts have recourse to our assets or us, and they have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserves mostly for losses that could arise in connection with loans that we are required to repurchase from GSEs, whole loan sales and securitizations. For information on the sales proceeds and cash flows from our securitizations for 2007, see “Liquidity — Principal Sources of Cash — Loan Sales and Securitizations.”

We often retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated and agency interest-only securities, prepayment penalty and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet. See discussions on MSRs under “Mortgage Servicing Division” and “Mortgage-Backed Securities Division” on page 20 and 25, respectively.

Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

AGGREGATE CONTRACTUAL OBLIGATIONS

Our material contractual obligations were summarized and included in our 2006 10-K. There have been no material changes outside the ordinary course of our business in the contractual obligations as specified in our 2006 10-K during the nine months ended September 30, 2007.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Several of the critical accounting policies that are very important to the portrayal of our financial condition and results of operations require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions and/or consumer behavior. We believe our most critical accounting policies relate to: (1) assets that are highly dependent on internal valuation models and assumptions rather than market quotations, including, HFS loans, AAA-rated and agency interest-only securities, prepayment penalty securities, MSRs and non-investment grade and residual securities; (2) derivatives hedging instruments and hedge accounting; (3) our allowance for loan losses; and (4) our secondary market reserve. Refer to pages 80 to 85 of our 2006 10-K for further discussion of our critical accounting policies and judgments.

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

For holders of the Bank’s Perpetual Non-Cumulative Fixed Rate Preferred Stock (“Series A Preferred Stock”) and Indymac Bancorp’s common stock, dividends we pay will be treated as dividends for U.S. federal income tax purposes only to the extent paid out of our current or accumulated “earnings and profits” as measured by federal and state tax law. Any dividend that we pay at a time when we do not have any current or accumulated earnings and profits will not be taxable as a dividend for U.S. federal income tax purposes, and instead will be treated first as a return of capital, reducing a holder’s basis in its stock to the extent of such basis, and thereafter as capital gain. Any dividends we pay that are not treated as dividends will not be eligible for the dividends-received deduction or the reduced rates of taxation available for certain holders subject to U.S. federal income tax.

APPENDIX A: ADDITIONAL QUANTITATIVE DISCLOSURES

We believe that the information provided in the body of this 10-Q provides a good overview of the Company’s business and its results for the third quarter of 2007. However, we are including the following tables for a more detailed analysis of our operations.

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

The following tables summarize the profitability for each of the four product groups, treasury, and overhead for the periods indicated (dollars in thousands):

			Home
	Standard	Specialty	Loans &	Specialty
	Consumer	Consumer	Related	Commercial			Total
	Home Loans	Home Loans	Investments	Loans	Treasury	Overhead	Company

Three Months Ended September 30, 2007
Operating Results
Net interest income	$41,234	$45,187	$31,461	$16,732	$1,336	$6,228	$142,178
Provision for loan losses	—	(6,852)	(12,000)	(79,427)	—	—	(98,279)
Gain (loss) on sale of loans	(150,854)	(96,628)	(3,241)	(203)	—	(193)	(251,119)
Service fee income (expense)	—	22,780	189,646	3	—	500	212,929
Gain (loss) on MBS	—	(57,671)	(35,998)	—	—	—	(93,669)
Gain on sale and leaseback of building	—	—	—	—	—	23,982	23,982
Other income (expense)	6,966	9,457	2,388	906	237	1,638	21,592

Net revenue (expense)	(102,654)	(83,727)	172,256	(61,989)	1,573	32,155	(42,386)
Variable expenses	71,523	33,478	6,432	2,901	—	—	114,334
Severance charges	—	—	—	—	—	27,634	27,634
Deferral of expenses under SFAS 91	(46,088)	(12,376)	(2,457)	(1,807)	—	—	(62,728)
Fixed expenses	60,310	25,174	22,736	7,258	3,568	71,842	190,888

Pre-tax earnings (loss)	(188,399)	(130,003)	145,545	(70,341)	(1,995)	(67,321)	(312,514)
Minority interests	—	—	—	—	—	12,396	12,396

Net earnings (loss)	$(114,735)	$(79,202)	$88,638	$(42,838)	$(1,215)	$(53,365)	$(202,717)

Balance Sheet Data
Average interest-earning assets	$11,532,933	$6,076,629	$11,783,953	$1,738,414	$—	$562,629	$31,694,558
Allocated capital	$555,858	$443,265	$825,952	$144,617	$—	$84,689	$2,054,381
Performance Ratios
ROE	(82)%	(71)%	43%	(118)%	N/A	N/A	(39)%
Net interest margin	1.42%	2.95%	1.06%	3.82%	N/A	N/A	1.78%
MBR margin	(0.91)%	(12.12)%	(0.32)%	N/A	N/A	N/A	(1.54)%
Efficiency ratio	(84)%	(60)%	14%	48%	N/A	N/A	483%
Operating Data
Loan production	$12,796,864	$3,027,703	$954,343	$282,788	$—	$—	$17,061,698
Loans sold	$11,302,561	$701,916	$1,004,070	$—	$—	$—	$13,008,547
Three Months Ended September 30, 2006
Operating Results
Net interest income	$30,746	$38,672	$44,141	$20,768	$18	$2,366	$136,711
Provision for loan losses	—	(566)	(2,000)	(2,422)	—	—	(4,988)
Gain (loss) on sale of loans	87,979	62,106	10,140	—	—	—	160,225
Service fee income (expense)	—	6,965	13,572	—	—	521	21,058
Gain (loss) on MBS	—	(3,945)	22,913	—	—	—	18,968
Other income (expense)	—	8,379	1,760	2,332	150	979	13,600

Net revenue (expense)	118,725	111,611	90,526	20,678	168	3,866	345,574
Variable expenses	57,213	42,428	4,098	2,225	—	—	105,964
Deferral of expenses under SFAS 91	(44,393)	(18,371)	(1,538)	(1,896)	—	—	(66,198)
Fixed expenses	48,004	25,262	14,013	5,173	2,227	68,683	163,362

Pre-tax earnings (loss)	57,901	62,292	73,953	15,176	(2,059)	(64,817)	142,446

Net earnings (loss)	$35,262	$37,782	$45,038	$9,243	$(1,254)	$(39,891)	$86,180

Balance Sheet Data
Average interest-earning assets	$7,762,761	$5,737,934	$10,237,788	$1,498,138	$—	$270,396	$25,507,017
Allocated capital	$346,735	$386,649	$641,818	$138,726	$—	$357,451	$1,871,379
Performance Ratios
ROE	40%	39%	28%	27%	N/A	N/A	18%
Net interest margin	1.57%	2.67%	1.71%	5.50%	N/A	N/A	2.13%
MBR margin	0.76%	2.27%	1.55%	N/A	N/A	N/A	1.03%
Efficiency ratio	51%	44%	18%	24%	N/A	N/A	58%
Operating Data
Loan production	$19,032,639	$4,278,249	$606,713	$521,575	$—	$—	$24,439,176
Loans sold	$15,612,563	$3,241,590	$654,023	$—	$—	$—	$19,508,176

The following tables provide details on the profitability for the standard consumer home loans held for sale for the periods indicated (dollars in thousands):

	Standard Consumer Home Loans Held for Sale
	Prime	Subprime	Total

Three Months Ended September 30, 2007
Operating Results
Net interest income	$40,020	$1,214	$41,234
Provision for loan losses	—	—	—
Gain (loss) on sale of loans	(127,927)	(22,927)	(150,854)
Service fee income (expense)	—	—	—
Gain (loss) on MBS	—	—	—
Other income (expense)	6,651	315	6,966

Net revenues (expense)	(81,256)	(21,398)	(102,654)
Variable expenses	65,597	5,926	71,523
Deferral of expenses under SFAS 91	(42,270)	(3,818)	(46,088)
Fixed expenses	55,434	4,876	60,310

Pre-tax earnings (loss)	(160,017)	(28,382)	(188,399)

Net earnings (loss)	$(97,450)	$(17,285)	$(114,735)

Balance Sheet Data
Average interest-earning assets	$11,372,088	$160,845	$11,532,933
Allocated capital	$546,082	$9,776	$555,858
Performance Ratios
ROE	(71)%	(701)%	(82)%
Net interest margin	1.40%	2.99%	1.42%
MBR margin	(0.74)%	(7.67)%	(0.91)%
Efficiency ratio	(97)%	(33)%	(84)%
Operating Data
Loan production	$12,217,605	$579,259	$12,796,864
Loans sold	$11,023,703	$278,858	$11,302,561
Three Months Ended September 30, 2006
Operating Results
Net interest income	$28,035	$2,711	$30,746
Provision for loan losses	—	—	—
Gain (loss) on sale of loans	82,833	5,146	87,979
Service fee income (expense)	—	—	—
Gain (loss) on MBS	—	—	—
Other income (expense)	—	—	—

Net revenues (expense)	110,868	7,857	118,725
Variable expenses	49,834	7,379	57,213
Deferral of expenses under SFAS 91	(38,667)	(5,726)	(44,393)
Fixed expenses	43,552	4,452	48,004

Pre-tax income (loss)	56,149	1,752	57,901

Net income (loss)	$34,195	$1,067	$35,262

Balance Sheet Data
Average interest-earning assets	$7,331,198	$431,563	$7,762,761
Allocated capital	$320,562	$26,173	$346,735
Performance Ratios
ROE	42%	16%	40%
Net interest margin	1.52%	2.49%	1.57%
MBR margin	0.74%	1.28%	0.76%
Efficiency ratio	49%	78%	51%
Operating Data
Loan production	$18,321,539	$711,100	$19,032,639
Loans sold	$14,997,083	$615,480	$15,612,563

The following tables provide details on the profitability for the specialty consumer home loans held for sale and/or investment for the periods indicated (dollars in thousands):

	Specialty Consumer Home Loans Held for Sale and/or Investment
	HELOCs/	Reverse		Discontinued
	Seconds	Mortgages	CTP/Lot	Products	Total

Three Months Ended September 30, 2007
Operating Results
Net interest income	$23,936	$4,644	$16,186	$421	$45,187
Provision for loan losses	(800)	—	(5,602)	(450)	(6,852)
Gain (loss) on sale of loans	(118,550)	14,314	7,608	—	(96,628)
Service fee income (expense)	11,027	11,753	—	—	22,780
Gain (loss) on MBS	(57,368)	—	(303)	—	(57,671)
Other income (expense)	3,576	11	5,870	—	9,457

Net revenues (expense)	(138,179)	30,722	23,759	(29)	(83,727)
Variable expenses	4,691	18,900	9,887	—	33,478
Deferral of expenses under SFAS 91	(3,377)	(6,214)	(2,785)	—	(12,376)
Fixed expenses	4,007	13,329	7,773	65	25,174

Pre-tax earnings (loss)	(143,500)	4,707	8,884	(94)	(130,003)

Net earnings (loss)	$(87,391)	$2,836	$5,410	$(57)	$(79,202)

Balance Sheet Data
Average interest-earning assets	$2,347,847	$962,847	$2,735,094	$30,841	$6,076,629
Allocated capital	$253,384	$55,770	$131,340	$2,771	$443,265
Performance Ratios
ROE	(137)%	20%	16%	(8)%	(71)%
Net interest margin	4.04%	1.91%	2.35%	5.42%	2.95%
MBR margin	(65.47)%	16.14%	1.84%	N/A	(12.12)%
Efficiency ratio	(4)%	85%	51%	15%	(60)%
Operating Data
Loan production	$634,634	$1,079,592	$1,313,477	$—	$3,027,703
Loans sold	$170,481	$117,461	$413,974	$—	$701,916
Three Months Ended September 30, 2006
Operating Results
Net interest income	$23,771	$2,868	$11,524	$509	$38,672
Provision for loan losses	—	—	(516)	(50)	(566)
Gain (loss) on sale of loans	3,885	45,548	12,673	—	62,106
Service fee income (expense)	1,366	5,599	—	—	6,965
Gain (loss) on MBS	(3,898)	—	(47)	—	(3,945)
Other income (expense)	2,700	187	5,492	—	8,379

Net revenues (expense)	27,824	54,202	29,126	459	111,611
Variable expenses	13,444	20,319	8,665	—	42,428
Deferral of expenses under SFAS 91	(8,544)	(7,592)	(2,235)	—	(18,371)
Fixed expenses	2,964	14,486	7,735	77	25,262

Pre-tax earnings (loss)	19,960	26,989	14,961	382	62,292

Net earnings (loss)	$12,156	$16,282	$9,111	$233	$37,782

Balance Sheet Data
Average interest-earning assets	$2,589,343	$801,629	$2,307,726	$39,236	$5,737,934
Allocated capital	$237,260	$34,404	$111,441	$3,544	$386,649
Performance Ratios
ROE	20%	188%	32%	26%	39%
Net interest margin	3.64%	1.42%	1.98%	5.15%	2.67%
MBR margin	0.83%	4.52%	1.96%	N/A	2.27%
Efficiency ratio	28%	50%	48%	15%	44%
Operating Data
Loan production	$1,839,049	$1,128,203	$1,310,997	$—	$4,278,249
Loans sold	$1,523,333	$1,071,652	$646,605	$—	$3,241,590

The following tables provide details on the profitability for the home loans and related investments and the loan servicing operations for the periods indicated (dollars in thousands):

	Home Loans and Related Investments
	Retained Servicing		SFR Loans
	and Retention		Held for
	Activities	MBS	Investment	Total

Three Months Ended September 30, 2007
Operating Results
Net interest income	$146	$19,199	$12,116	$31,461
Provision for loan losses	—	—	(12,000)	(12,000)
Gain (loss) on sale of loans	2,543	—	(5,784)	(3,241)
Service fee income (expense)	189,646	—	—	189,646
Gain (loss) on MBS	(4,959)	(31,039)	—	(35,998)
Other income (expense)	1,845	—	543	2,388

Net revenues (expense)	189,221	(11,840)	(5,125)	172,256
Variable expenses	6,432	—	—	6,432
Deferral of expenses under SFAS 91	(2,457)	—	—	(2,457)
Fixed expenses	17,186	901	4,649	22,736

Pre-tax earnings (loss)	168,060	(12,741)	(9,774)	145,545

Net earnings (loss)	$102,349	$(7,759)	$(5,952)	$88,638

Balance Sheet Data
Average interest-earning assets	$1,479,652	$4,870,947	$5,433,354	$11,783,953
Allocated capital	$391,005	$236,824	$198,123	$825,952
Performance Ratios
ROE	104%	(13)%	(12)%	43%
Net interest margin	0.04%	1.56%	0.88%	1.06%
MBR margin	0.38%	N/A	N/A	(0.32)%
Efficiency ratio	11%	(8)%	68%	14%
Operating Data
Loan production	$954,343	$—	$—	$954,343
Loans sold	$674,074	$—	$329,996	$1,004,070
Three Months Ended September 30, 2006
Operating Results
Net interest income	$2,945	$19,276	$21,920	$44,141
Provision for loan losses	—	—	(2,000)	(2,000)
Gain (loss) on sale of loans	9,392	—	748	10,140
Service fee income (expense)	13,572	—	—	13,572
Gain (loss) on MBS	17,283	5,630	—	22,913
Other income (expense)	1,345	(14)	429	1,760

Net revenues (expense)	44,537	24,892	21,097	90,526
Variable expenses	4,098	—	—	4,098
Deferral of expenses under SFAS 91	(1,538)	—	—	(1,538)
Fixed expenses	11,675	973	1,365	14,013

Pre-tax earnings (loss)	30,302	23,919	19,732	73,953

Net earnings (loss)	$18,454	$14,567	$12,017	$45,038

Balance Sheet Data
Average interest-earning assets	$559,843	$3,845,961	$5,831,984	$10,237,788
Allocated capital	$228,070	$193,709	$220,039	$641,818
Performance Ratios
ROE	32%	30%	22%	28%
Net interest margin	2.09%	1.99%	1.49%	1.71%
MBR margin	1.44%	N/A	N/A	1.55%
Efficiency ratio	32%	4%	6%	18%
Operating Data
Loan production	$606,713	$—	$—	$606,713
Loans sold	$654,023	$—	$—	$654,023

The following table provides details on the profitability for the specialty commercial loans held for investment for the periods indicated (dollars in thousands):

	Specialty Commercial Loans Held for Sale and/or Investment
			Warehouse	Commercial
	Single Spec	Subdivision	Lending	Lending	Total

Three Months Ended September 30, 2007
Operating Results
Net interest income	$2,555	$12,754	$1,321	$102	$16,732
Provision for loan losses	(1,148)	(78,191)	(88)	—	(79,427)
Gain (loss) on sale of loans	—	—	—	(203)	(203)
Service fee income (expense)	—	—	—	3	3
Gain (loss) on MBS	—	—	—	—	—
Other income (expense)	545	(204)	375	190	906

Net revenues (expense)	1,952	(65,641)	1,608	92	(61,989)
Variable expenses	628	1,785	—	488	2,901
Deferral of expenses under SFAS 91	(77)	(1,444)	—	(286)	(1,807)
Fixed expenses	467	3,625	980	2,186	7,258

Pre-tax earnings (loss)	934	(69,607)	628	(2,296)	(70,341)

Net earnings (loss)	$569	$(42,391)	$382	$(1,398)	$(42,838)

Balance Sheet Data
Average interest-earning assets	$217,496	$1,264,835	$190,996	$65,087	$1,738,414
Allocated capital	$19,456	$104,399	$15,211	$5,551	$144,617
Performance Ratios
ROE	12%	(161)%	10%	(100)%	(118)%
Net interest margin	4.66%	4.00%	2.74%	0.62%	3.82%
Efficiency ratio	33%	32%	58%	N/A	48%
Operating Data
Loan production	$36,466	$121,106	$—	$125,216	$282,788
Loans sold	$—	$—	$—	$—	$—
Three Months Ended September 30, 2006
Operating Results
Net interest income	$3,245	$16,488	$1,035	$—	$20,768
Provision for loan losses	(204)	(2,200)	(18)	—	(2,422)
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income (expense)	—	—	—	—	—
Gain (loss) on MBS	—	—	—	—	—
Other income (expense)	1,163	703	466	—	2,332

Net revenues (expense)	4,204	14,991	1,483	—	20,678
Variable expenses	709	1,516	—	—	2,225
Deferral of expenses under SFAS 91	(86)	(1,810)	—	—	(1,896)
Fixed expenses	581	3,395	1,134	63	5,173

Pre-tax earnings (loss)	3,000	11,890	349	(63)	15,176

Net earnings (loss)	$1,827	$7,241	$213	$(38)	$9,243

Balance Sheet Data
Average interest-earning assets	$250,289	$1,112,338	$135,511	$—	$1,498,138
Allocated capital	$18,735	$108,408	$11,583	$—	$138,726
Performance Ratios
ROE	39%	26%	7%	N/A	27%
Net interest margin	5.14%	5.88%	3.03%	N/A	5.50%
Efficiency ratio	27%	18%	76%	N/A	24%
Operating Data
Loan production	$50,425	$471,150	$—	$—	$521,575
Loans sold	$—	$—	$—	$—	$—

The following table provides details on the overhead costs for the periods indicated (dollars in thousands):

		Mortgage
	Servicing	Banking	Deposit	Corporate(1)	Total Overhead

Three Months Ended September 30, 2007
Operating Results
Net interest income	$(68)	$700	$6,463	$(867)	$6,228
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	(189)	(4)	—	—	(193)
Service fee income (expense)	—	—	—	500	500
Gain (loss) on MBS	—	—	—	—	—
Gain on sale and leaseback of building	—	—	—	23,982	23,982
Other income (expense)	579	176	1,152	(269)	1,638

Net revenues (expense)	322	872	7,615	23,346	32,155
Variable expenses	—	—	—	—	—
Severance costs	—	—	—	27,634	27,634
Deferral of expenses under SFAS 91	—	—	—	—	—
Fixed expenses	6,375	12,579	13,777	39,111	71,842

Pre-tax earnings (loss)	(6,053)	(11,707)	(6,162)	(43,399)	(67,321)
Minority interests	—	—	—	12,396	12,396

Net earnings (loss)	$(3,686)	$(7,130)	$(3,753)	$(38,796)	$(53,365)

Balance Sheet Data
Average interest-earning assets	$—	$2,109	$171	$560,349	$562,629
Allocated capital	$376	$16,939	$11,335	$56,039	$84,689
Performance Ratios
ROE	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A
Operating Data
Loan production	$—	$—	$—	$—	$—
Loans sold	$—	$—	$—	$—	$—
Three Months Ended September 30, 2006
Operating Results
Net interest income	$(115)	$(73)	$3,954	$(1,400)	$2,366
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income (expense)	—	—	—	521	521
Gain (loss) on MBS	—	—	—	—	—
Other income (expense)	730	116	896	(763)	979

Net revenues (expense)	615	43	4,850	(1,642)	3,866
Variable expenses	—	—	—	—	—
Deferral of expenses under SFAS 91	—	—	—	—	—
Fixed expenses	5,104	10,263	11,127	42,189	68,683

Pre-tax earnings (loss)	(4,489)	(10,220)	(6,277)	(43,831)	(64,817)

Net earnings (loss)	$(2,734)	$(6,224)	$(3,823)	$(27,110)	$(39,891)

Balance Sheet Data
Average interest-earning assets	$—	$41	$172	$270,183	$270,396
Allocated capital	$177	$10,500	$1,939	$344,835	$357,451
Performance Ratios
ROE	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A
Operating Data
Loan production	$—	$—	$—	$—	$—
Loans sold	$—	$—	$—	$—	$—

(1)	Corporate overhead under the product profitability analysis is different from the corporate overhead under the business segment results as certain elimination items are included here.

TABLE 2. S&P LIFETIME LOSS ESTIMATES

One method we use to evaluate the credit quality of our production is the S&P Levels model. We believe this model provides another objective, third-party method to evaluate our production. The Levels model is the oldest licensed mortgage loss model in the industry, developed and tested over various economic cycles, and one of only two models accepted by the industry for evaluating securitizations. The loss estimates are shown to describe the relative level of credit risk in our loan production at the time of origination. Because we routinely sell the vast majority of loans produced, these estimates do not reflect the amount of credit risk retained by us.

The following summarizes the estimated lifetime losses for mortgage production using the S&P Levels model for the periods indicated (dollars in millions):

	Three Months Ended
	September 30,	September 30,	June 30,
	2007	2006	2007

Total S&P average lifetime loss estimates	0.49%	0.87%	0.63%
Total S&P evaluated production(1)	$14,228	$20,092	$19,287

(1)	While our production is evaluated using the S&P Levels model, the data is not audited or endorsed by S&P. S&P evaluated production excludes second liens, HELOCs, reverse mortgages, and construction loans.

Total estimated average lifetime loss rate for the third quarter of 2007 decreased 38 basis points and 14 basis points to 0.49% from 0.87% for the third quarter of 2006 and 0.63% for the second quarter of 2007. The year-over-year decrease was due to us substantially eliminating higher LTV ratio subprime loans and 80/20 piggyback loans from our product offerings through guideline cutbacks implemented earlier in the year.

TABLE 3. PRODUCTION BY PRODUCT — FICO AND CLTV

The following table shows the average FICO and CLTV by portfolio for loans originated during the periods indicated (dollars in millions):

	Three Months Ended
	September 30, 2007			September 30, 2006			June 30, 2007
	Production	FICO	CLTV	Production	FICO	CLTV	Production	FICO	CLTV

Total production	$17,062	N/A	N/A	$24,439	N/A	N/A	$23,023	N/A	N/A
Less:
HELOCs(1)/Seconds	637	731	80%	1,840	716	87%	876	724	85%
Reverse mortgages	1,080	N/A	58%	1,128	N/A	53%	1,258	N/A	57%
Consumer construction(1)	871	728	75%	908	722	76%	1,084	724	74%
Commercial real estate	125	N/A	66%	—	N/A	—	45	N/A	67%
Builder construction commitments(1)	121	N/A	77%	471	N/A	74%	473	N/A	70%

Total S&P evaluated production	$14,228	705	78%	$20,092	702	81%	$19,287	705	78%

(1)	Amounts represent total commitments.

TABLE 4. SFR MORTGAGE LOAN PRODUCTION AND PIPELINE BY PURPOSE

The following table presents SFR mortgage loan production and pipeline by purpose as of and for the periods indicated (dollars in millions):

	As of and for the Three Months Ended
	September 30,	September 30,	Percent	June 30,	Percent
	2007	2006	Change	2007	Change

Production and Pipeline by Purpose:
SFR mortgage loan production:
Purchase transactions	$5,889	$9,682	(39)%	$7,285	(19)%
Cash-out refinance transactions	7,389	10,656	(31)%	10,577	(30)%
Rate/term refinance transactions	3,538	3,630	(3)%	4,643	(24)%

Total SFR mortgage loan production	$16,816	$23,968	(30)%	$22,505	(25)%

% purchase and cash-out refinance transactions	79%	85%		79%
Mortgage industry market share	3.06%	3.44%	(11)%	3.24%	(6)%
SFR mortgage loan pipeline at period end(1):
Purchase transactions	$2,811	$4,595	(39)%	$5,003	(44)%
Cash-out refinance transactions	2,871	5,210	(45)%	4,848	(41)%
Rate/term refinance transactions	1,640	1,930	(15)%	2,979	(45)%

Total specific rate locks	7,322	11,735	(38)%	12,830	(43)%
Non-specific rate locks on bulk purchases	99	2,821	(96)%	546	(82)%

Total SFR mortgage loan pipeline	$7,421	$14,556	(49)%	$13,376	(45)%

(1)	Total pipeline of loans in process includes rate lock commitments we have provided on loans that are specifically identified or non-specific bulk packages, and loan applications we have received for which the borrower has not yet locked in the interest rate commitment. Non-specific bulk packages represent pools of loans we have committed to purchase, where the pool characteristics are specified but the actual loans are not.

TABLE 5. SFR MORTGAGE LOAN PRODUCTION BY AMORTIZATION TYPE

The following table presents SFR mortgage loan production and pipeline by amortization type for the periods indicated:

	Three Months Ended
	September 30,	September 30,	June 30,
	2007	2006	2007

SFR Mortgage Production by Amortization Type:
Fixed-rate mortgages	25%	20%	24%
Intermediate term fixed-rate loans	7%	7%	7%
Interest-only loans	46%	39%	47%
Pay option ARMs	8%	23%	11%
Other ARMs	14%	11%	11%

	100%	100%	100%

TABLE 6. SFR MORTGAGE LOAN PRODUCTION BY GEOGRAPHIC DISTRIBUTION

The following table presents SFR mortgage loan production and pipeline by geographic distribution for the periods indicated:

	Three Months Ended
	September 30,	September 30,	June 30,
	2007	2006	2007

Geographic distribution:
California	41%	45%	45%
Florida	8%	8%	8%
New York	7%	6%	7%
New Jersey	4%	4%	4%
Washington	3%	2%	3%
Other	37%	35%	33%

Total	100%	100%	100%

TABLE 7. MBR MARGIN

The following table shows a reconciliation of gross MBR margin to net MBR margin in basis points for the periods indicated (in basis points unless otherwise noted):

								Production
						Secondary	Total	Credit	Net MBR
				MBR	Net HFS	Market	Production	Costs/MBR	After	FAS 91
	Loans	Gross	Pipeline	After	Credit	Reserve	Credit	After	Production	Deferred	Net MBR
	Sold	MBR	Hedging	Hedging(a)	Losses	Accrual	Costs(b)	Hedging (b/a)	Credit Costs	Cost	Reported
Quarter ended	(In millions)

September 30, 2007	13,009	75	(27)	48	(149)	(25)	(174)	360%	(126)	(28)	(154)
September 30, 2006	19,508	116	16	132	(3)	(5)	(8)	6%	124	(21)	103
June 30, 2007	20,194	91	40	131	(18)	(12)	(30)	23%	101	(21)	80

TABLE 8. SERVICING FEE INCOME

The components of service fee income for the Company are as follows for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30,	BPS	September 30,	BPS	June 30,	UPB
	2007	UPB	2006	UPB	2007	BPS

Service fee income:
Gross service fee income	$180,446	42	$133,818	46	$182,175	45
Change in value due to portfolio run-off	(98,118)	(23)	(97,714)	(33)	(106,003)	(26)

Service fee income, net of change in value due to portfolio run-off	82,328	19	36,104	13	76,172	19
Change in value due to application of external benchmarking policies	—	—	(599)	—	3,920	1
Valuation adjustment due to market changes	7,421	2	(133,471)	(46)	218,739	54
Gain (loss) on financial instruments used to hedge MSRs	123,180	29	119,024	41	(213,213)	(53)

Total service fee income	$212,929	50	$21,058	8	$85,618	21

	Nine Months Ended
	September 30,	BPS	September 30,	BPS
	2007	UPB	2006	UPB

Service fee income:
Gross service fee income	$527,496	44	$349,798	45
Change in value due to portfolio run-off	(321,902)	(27)	(254,133)	(33)

Service fee income, net of change in value due to portfolio run-off	205,594	17	95,665	12
Change in value due to application of external benchmarking policies	3,920	—	(16,459)	(2)
Valuation adjustment due to market changes	257,000	22	27,253	4
Loss on financial instruments used to hedge MSRs	(118,781)	(10)	(27,265)	(4)

Total service fee income	$347,733	29	$79,194	10

As a result of the growth in our servicing portfolio and slower run-off of the portfolio, servicing income before hedging activities saw increases in both the three months and nine months ended September 30, 2007, compared to the same periods last year. In addition, the financial instruments used to hedge MSRs also saw a gain of $123.1 million this quarter, compared to a loss of $213.2 million for the second quarter of 2007.

TABLE 9. MORTGAGE SERVICING RIGHTS ROLLFORWARD

The following table provides additional information on our activities in MSRs for the periods indicated (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2007	2006	2007	2007	2006

Balance at beginning of period	$2,387,077	$1,598,821	$2,052,822	$1,822,455	$1,094,490
Cumulative-effect adjustment due to change in accounting for MSRs	—	—	—	—	17,561
Net additions from loan sale or securitization	191,885	258,249	272,260	783,808	756,821
Purchase or assumption	—	8,631	2,268	2,268	8,658
Transfers to prepayment penalty and/or AAA-rated and agency interest-only securities	—	(2,601)	(56,040)	(57,065)	(2,601)
Transfers due to clean-up calls and other	1,346	—	(889)	(873)	(274)
Change in fair value due to run-off	(98,118)	(97,714)	(106,003)	(321,902)	(254,133)
Change in fair value due to market changes	3,554	(133,471)	218,739	253,133	27,253
Change in fair value due to application of external benchmarking policies	3,867	(599)	3,920	7,787	(16,459)

Balance at end of period	$2,489,611	$1,631,316	$2,387,077	$2,489,611	$1,631,316

MSRs as basis points of unpaid principal balance	143	131	142	143	131

TABLE 10. GAIN (LOSS) ON MORTGAGE-BACKED SECURITIES

The components of the Company’s gain (loss) on MBS are as follows for the periods indicated (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2007	2006	2007	2007	2006

Net gain (loss) on MBS:
Realized gain (loss) on available for sale securities	$—	$3,520	$—	$(486)	$3,520
Impairments on available for sale securities	(4,361)	(3,782)	—	(6,418)	(5,718)
Unrealized gain (loss) on prepayment penalty securities	(7,666)	13,250	(21,658)	(31,527)	17,907
Unrealized gain (loss) on late fee securities	(675)	—	582	(93)	—
Unrealized gain (loss) on AAA-rated and agency interest-only securities	(5,221)	(8,629)	10,504	6,764	4,138
Unrealized gain (loss) on non-investment grade residual securities	(38,672)	8,125	(12,088)	(53,385)	7,208
Net gain (loss) on trading securities and other instrument(1)	(37,074)	6,484	(23,687)	(60,217)	(2,444)

Total gain (loss) on MBS, net	$(93,669)	$18,968	$(46,347)	$(145,362)	$24,611

(1)	The amount for the three months ended September 30, 2007 includes $29.8 million of credit related losses on non-investment grade securities.

TABLE 11. UNREALIZED GAINS AND LOSSES OF SECURITIES AVAILABLE FOR SALE

The following table summarizes the unrealized gains and losses of securities available for sale as of the dates indicated (dollars in thousands):

	September 30,	September 30,	June 30,
	2007	2006	2007

Amortized cost	$4,411,854	$4,449,860	$4,564,495
Gross unrealized holding gains	6,871	16,231	3,984
Gross unrealized holding losses	(94,325)	(43,611)	(68,572)

Estimated fair value	$4,324,400	$4,422,480	$4,499,907

The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows (dollars in thousands):

	As of September 30, 2007
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

Securities — available for sale:
AAA-rated non-agency securities	$(16,947)	$1,279,753	$(39,538)	$1,340,963	$(56,485)	$2,620,716
AAA-rated agency securities	(964)	30,905	(56)	12,925	(1,020)	43,830
Other investment grade securities	(35,990)	404,060	(689)	19,439	(36,679)	423,499
Residual securities	(141)	3,131	—	—	(141)	3,131

Total securities — available for sale	$(54,042)	$1,717,849	$(40,283)	$1,373,327	$(94,325)	$3,091,176

As of September 30, 2007, the available for sale securities that have been in unrealized loss position for 12 months or more are primarily related to AAA-rated securities issued by private institutions. These unrealized losses are primarily attributable to changes in interest rates. Because we have the ability and the intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.

TABLE 12. MORTGAGE-BACKED SECURITIES BY CREDIT RATING

The fair values of mortgage-backed securities by credit ratings follow as of the dates indicated (dollars in thousands):

					December 31,
	September 30, 2007				2006
	Current	Net Premium
	Face	(Discount) to	Amortized
	Value	Face Value	Cost	Fair Value	Fair Value

AAA-rated mortgage-backed securities:
AAA-rated non-agencies securities	$3,940,397	$27,389	$3,967,786	$3,915,650	$4,648,446
AAA-rated agency securities	442,901	1,603	444,504	443,516	65,175
AAA-rated and agency interest-only securities	—	—	—	71,901	73,570
AAA-rated principal-only securities	—	—	—	72,488	38,478

Total AAA-rated mortgage-backed securities	$4,383,298	$28,992	$4,412,290	$4,503,555	$4,825,669

Prepayment penalty and late fee securities				$88,239	$97,576

Other investment grade mortgage-backed securities:
AA+	$13,807	$(866)	$12,941	$12,437	$7,513
AA	417,485	(12,792)	404,693	381,785	86,311
AA-	18,976	(741)	18,235	16,506	14,138
A+	6,438	(190)	6,248	5,836	—
A	170,782	(13,308)	157,474	150,496	2,160
A-	13,650	(68)	13,582	12,281	—
BBB+	1,810	(706)	1,104	1,104	—
BBB	106,112	(17,667)	88,445	86,062	20,734
BBB-	64,150	(7,522)	56,628	57,649	58,397

Total other investment grade mortgage-backed securities	$813,210	$(53,860)	$759,350	$724,156	$189,253

Non-investment grade mortgage-backed securities:
BB+	$37,072	$(8,679)	$28,393	$28,393	$7,299
BB	154,972	(44,051)	110,921	111,140	49,856
BB-	22,022	(2,393)	19,629	19,629	21,170
B	66,368	(46,894)	19,474	19,896	1,442
CCC+	5,042	(2,949)	2,093	2,093	—
CCC	4,096	(2,497)	1,599	1,599	—
C	5,705	(3,721)	1,984	1,984	—
Other	49,550	(44,228)	5,322	5,545	407

Total other non-investment grade mortgage-backed securities	$344,827	$(155,412)	$189,415	$190,279	$80,174

Non-investment grade residual securities				$225,815	$250,573

Total mortgage-backed securities				$5,732,044	$5,443,245

At September 30, 2007, other investment grade and non-investment grade mortgage-backed securities totaled $914.4 million, of which 88% were collateralized by prime loans and 12% were collateralized by subprime loans.

TABLE 13. OTHER RETAINED ASSETS

The carrying value of AAA-rated and agency interest-only, principal-only, prepayment penalty, residual and non-investment grade securities is evaluated by discounting estimated net future cash flows. For these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual securities. The models used for estimation are periodically tested against historical prepayment speeds and our valuations are benchmarked to external sources, where available. We also may retain certain other investment grade securities from our securitizations and to a lesser extent purchase from third parties to serve as hedges for our AAA-rated and agency interest-only securities. A summary of the activity of the other retained assets follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2007	2006	2007	2007	2006

AAA-rated and agency interest-only and other investment grade securities:
Beginning balance	$702,852	$252,318	$375,434	$262,823	$170,851
Retained investments from securitizations	135,988	18,149	233,375	428,553	63,954
Purchases	80,807	7,369	60,048	199,654	72,366
Transfer from MSRs	—	—	56,040	56,040	—
Transfer to non-investment grade securities	(4,896)	—	(4,163)	(10,498)	—
Impairments	(134)	—	—	(316)	(183)
Sales	(54,581)	(7,039)	(16,644)	(71,225)	(29,978)
Clean-up calls exercised	—	—	—	—	(108)
Cash received, net of accretion	(15,118)	(3,503)	(6,097)	(28,287)	(19,073)
Valuation gains (losses) before hedges	(48,861)	(5,659)	4,859	(40,687)	3,806

Ending balance	$796,057	$261,635	$702,852	$796,057	$261,635

Principal-only securities:
Beginning balance	$69,127	$129,951	$55,977	$38,478	$9,483
Retained investments from securitizations	3,931	3,238	1,118	7,686	10,907
Purchases	—	—	17,733	32,658	121,281
Sales	—	(100,761)	—	—	(100,761)
Cash received, net of accretion	(424)	(2,278)	(785)	(1,573)	(4,252)
Valuation gains (losses) before hedges	(146)	5,008	(4,916)	(4,761)	(1,500)

Ending balance	$72,488	$35,158	$69,127	$72,488	$35,158

Prepayment penalty and late fee securities:
Beginning balance	$88,613	$80,036	$93,106	$97,576	$75,741
Retained investments from securitizations	11,047	13,801	22,058	41,210	35,858
Transfer from MSRs/residual securities	1,985	3,642	1,211	3,359	3,642
Cash received, net of accretion	(5,065)	(12,307)	(6,686)	(22,285)	(34,726)
Valuation gains (losses) before hedges	(8,341)	13,250	(21,076)	(31,621)	17,907

Ending balance	$88,239	$98,422	$88,613	$88,239	$98,422

Non-investment grade securities:
Beginning balance	$183,323	$88,045	$110,204	$80,173	$57,712
Retained investments from securitizations	21,446	3,324	65,908	113,265	34,205
Purchases	—	—	9,758	11,585	—
Transfer from investment grade securities	4,896	—	4,163	10,498	—
Impairments	(223)	(156)	—	(326)	(610)
Sales	—	(12,401)	—	—	(12,401)
Cash received, net of accretion	(413)	296	(969)	(539)	392
Valuation losses before hedges	(18,750)	(830)	(5,741)	(24,377)	(1,020)

Ending balance	$190,279	$78,278	$183,323	$190,279	$78,278

Residual securities(1):
Beginning balance	$259,872	$240,522	$270,831	$250,573	$167,771
Retained investments from securitizations, net(2)	1,679	23,608	13,397	38,783	109,417
Transfer to prepayment penalty securities	(2,000)	(1,041)	(1,076)	(3,076)	(1,041)
Transfer due to clean-up calls and other	—	—	—	(5,615)	—
Impairments	(4,004)	(3,626)	—	(5,774)	(4,926)
Clean-up calls exercised	—	—	(2,106)	(2,106)	—
Cash received, net of accretion	7,115	(6,431)	(7,565)	6,414	(15,735)
Valuation gains (losses) before hedges	(36,847)	8,626	(13,609)	(53,384)	6,172

Ending balance	$225,815	$261,658	$259,872	$225,815	$261,658

(1)	Included in the residual securities balance at September 30, 2007 were $7.4 million of HELOC residuals retained from two separate guaranteed mortgage securitization transactions. There was no gain on sale of loans recognized in connection with these transactions.

(2)	Amounts retained consist of 100% in HELOCs for the three months ended September 30, 2007.

TABLE 14. VALUATION OF MSRs, INTEREST-ONLY, PREPAYMENT PENALTY, AND RESIDUAL SECURITIES

MSRs, AAA-rated and agency interest-only securities, prepayment penalty securities, and residual securities are recorded at fair value. Relevant information and assumptions used to value these securities as of the dates indicated follows (dollars in thousands):

	Actual						Valuation Assumptions
			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds	Speeds	Yield	Loss Rate(1)

September 30, 2007
MSRs	$2,489,611	$173,915,457	7.04%	0.34%	12.0%	4.18	20.1%	16.5%	9.1%	N/A

AAA-rated interest-only securities	$71,901	$5,398,591	6.60%	0.49%	12.1%	2.70	18.5%	15.0%	12.9%	N/A

Prepayment penalty securities	$68,760	$20,130,891	7.44%	N/A	11.5%	N/A	22.6%	17.7%	21.5%	N/A

Lot loan residual securities	64,702	$1,896,031	9.82%	3.72%	32.7%	0.92	47.1%	48.5%	21.8%	0.81%
HELOC residual securities	61,039	$2,803,733	9.27%	2.77%	27.3%	0.79	30.5%	26.3%	19.0%	4.62%
Closed-end seconds residual securities	22,616	$2,157,271	10.55%	1.79%	16.1%	0.59	17.7%	28.0%	23.2%	10.88%
Subprime residual securities	77,458	$5,176,606	8.30%	2.59%	23.1%	0.58	31.3%	27.8%	19.0%	6.99%

Total non-investment grade residual securities	$225,815

September 30, 2006
MSRs	$1,631,316	$124,394,943	6.96%	0.37%	18.2%	3.59	24.8%	18.2%	9.6%	N/A

AAA-rated interest-only securities	$68,440	$4,424,080	6.68%	0.52%	12.7%	2.95	16.7%	17.2%	13.6%	N/A

Prepayment penalty securities	$98,422	$19,441,542	7.17%	N/A	23.0%	N/A	25.3%	18.8%	22.9%	N/A

Lot loan residual securities	66,133	$2,262,810	8.95%	3.50%	34.9%	0.83	39.8%	38.6%	23.0%	0.56%
HELOC residual securities	95,745	$2,661,610	9.65%	3.21%	44.5%	1.12	50.0%	48.7%	19.9%	0.81%
Closed-end seconds residual securities	14,841	$1,222,620	10.43%	4.14%	18.7%	0.29	36.7%	22.5%	24.9%	7.65%
Subprime residual securities	84,939	$5,427,460	7.68%	1.70%	28.0%	0.92	39.4%	35.8%	20.2%	5.47%

Total non-investment grade residual securities	$261,658

June 30, 2007
MSRs	$2,387,077	$167,710,148	7.06%	0.35%	18.1%	4.12	20.7%	19.1%	8.7%	N/A

AAA-rated interest-only securities	$136,267	$5,860,016	6.57%	0.74%	17.5%	3.14	19.6%	18.5%	12.7%	N/A

Prepayment penalty securities	$75,730	$20,181,683	7.36%	N/A	14.9%	N/A	23.4%	23.2%	17.3%	N/A

Lot loan residual securities	67,398	$2,021,954	9.64%	4.14%	36.7%	0.81	41.3%	39.7%	21.8%	0.73%
HELOC residual securities	90,150	$2,898,580	9.58%	2.64%	38.0%	1.18	43.3%	43.3%	19.3%	1.85%
Closed-end seconds residual securities	28,303	$2,260,980	10.56%	4.78%	14.7%	0.26	20.3%	23.8%	23.0%	9.86%
Subprime residual securities	74,021	$5,570,118	8.17%	1.91%	25.1%	0.69	29.9%	24.5%	19.3%	6.31%

Total non-investment grade residual securities	$259,872

(1)	As a percentage of the original pool balance, the actual loss rate to date totaled 1.33%, 2.80%, 0.83% and 0.01% for HELOC, closed-end seconds, subprime, and lot loans, respectively, at September 30, 2007.

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

TABLE 15. DEPOSITS BY CHANNEL AND PRODUCT

The following table shows our deposits by channel as of the dates indicated (dollars in thousands):

	September 30, 2007		September 30, 2006		December 31, 2006
		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Deposit Channel
Branch	$6,750,823	40%	$4,729,699	47%	$5,211,365	48%
Internet	1,460,766	9%	1,121,653	11%	1,185,423	11%
Telebanking	1,820,054	11%	1,249,974	12%	1,290,595	12%
Money desk	5,976,053	35%	2,358,272	23%	2,593,719	24%
Custodial	766,942	5%	651,421	7%	616,904	5%

Total deposits	$16,744,638	100%	$10,111,019	100%	$10,898,006	100%

The following table presents our deposits by product as of the dates indicated (dollars in thousands):

	September 30, 2007		September 30, 2006		December 31, 2006
	Amount	Rate	Amount	Rate	Amount	Rate

Deposit Product
Non-interest-bearing checking	$78,599	0.0%	$71,013	0.0%	$72,081	0.0%
Interest-bearing checking	56,579	1.7%	51,333	1.2%	54,844	1.2%
Savings	2,498,170	4.8%	1,696,859	4.9%	1,915,333	5.0%
Custodial accounts	766,942	0.0%	651,421	0.0%	616,904	0.0%

Total core deposits	3,400,290	3.6%	2,470,626	3.4%	2,659,162	3.6%
Certificates of deposit	13,374,348	5.2%	7,640,393	5.0%	8,238,844	5.2%

Total deposits	$16,774,638	4.9%	$10,111,019	4.6%	$10,898,006	4.8%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Sensitivity to Market Risk” on page 44 as well as Item 1A included on page 82 for quantitative and qualitative disclosure about market risk.

ITEM 4.	CONTROLS AND PROCEDURES

The management of Indymac is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of Securities Exchange Act of 1934. As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Indymac’s disclosure controls and procedures. Based on that evaluation, management concluded that Indymac’s disclosure controls and procedures as of September 30, 2007 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s disclosure of controls and procedures subsequent to September 30, 2007.

ITEM 1.	FINANCIAL STATEMENTS

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Cash and cash equivalents	$784,987	$541,725
Securities classified as trading	1,407,644	542,731
Securities classified as available for sale	4,324,400	4,900,514
Loans held for sale	14,022,234	9,467,843
Loans held for investment, net of allowance for loan losses of $161,768 and $62,386 at September 30, 2007 and December 31, 2006, respectively	8,390,861	10,114,823
Mortgage servicing rights	2,489,611	1,822,455
Other assets	2,312,973	2,105,225

Total assets	$33,732,710	$29,495,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$16,774,638	$10,898,006
Advances from Federal Home Loan Bank	11,094,800	10,412,800
Other borrowings	2,189,681	4,637,000
Other liabilities	1,311,948	1,519,242

Total liabilities	31,371,067	27,467,048

Perpetual preferred stock in subsidiary	491,000	—
Shareholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 104,901,301 shares and 102,258,939 shares at September 30, 2007 and December 31, 2006, respectively	1,049	1,023
Additional paid-in-capital, common stock	1,674,788	1,597,814
Accumulated other comprehensive loss	(66,117)	(31,439)
Retained earnings	767,883	983,348
Treasury stock	(506,960)	(522,478)

Total shareholders’ equity	1,870,643	2,028,268

Total liabilities and shareholders’ equity	$33,732,710	$29,495,316

The accompanying notes are an integral part of these financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousand, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Interest income
Mortgage-backed and other securities	$101,901	$86,212	$289,717	$233,693
Loans held for sale	283,882	196,924	825,301	551,564
Loans held for investment	152,049	151,488	477,792	418,845
Other	20,019	12,127	52,195	32,706

Total interest income	557,851	446,751	1,645,005	1,236,808
Interest expense
Deposits	170,540	113,758	441,225	280,841
Advances from Federal Home Loan Bank	183,192	115,769	541,896	329,846
Other borrowings	61,941	80,513	235,392	232,046

Total interest expense	415,673	310,040	1,218,513	842,733

Net interest income	142,178	136,711	426,492	394,075
Provision for loan losses	98,279	4,988	126,170	11,040

Net interest income after provision for loan losses	43,899	131,723	300,322	383,035
Non-interest income (loss)
Gain (loss) on sale of loans	(251,119)	160,225	(32,545)	503,083
Service fee income	212,929	21,058	347,733	79,194
Gain (loss) on mortgage-backed securities	(93,669)	18,968	(145,362)	24,611
Fee and other income	45,574	13,600	87,302	37,276

Total non-interest income (loss)	(86,285)	213,851	257,128	644,164

Net revenues	(42,386)	345,574	557,450	1,027,199
Non-interest expense	270,128	203,128	710,763	578,842

Earnings (loss) before provision (benefit) for income taxes and minority interests	(312,514)	142,446	(153,313)	448,357
Provision (benefit) for income taxes	(122,193)	56,266	(60,013)	176,545

Net earnings (loss) before minority interests	(190,321)	86,180	(93,300)	271,812
Minority interests	12,396	—	12,396	1,124

Net earnings (loss)	$(202,717)	$86,180	$(105,696)	$270,688

Earnings (loss) per share:
Basic	$(2.77)	$1.25	$(1.46)	$4.07
Diluted(1)	$(2.77)	$1.19	$(1.46)	$3.87
Weighted-average shares outstanding:
Basic	73,134	68,866	72,617	66,570
Diluted(1)	73,134	72,286	72,617	70,009
Dividends declared per share	$0.50	$0.48	$1.50	$1.38

(1)	To avoid the antidilutive impact from diluted shares due to the Company’s net loss for the three and nine months ended September 30, 2007, the diluted loss per share and weighted-average diluted shares outstanding are the same as basic loss per share and weighted-average shares outstanding.

The accompanying notes are an integral part of these financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

				Accumulated
			Additional	Other			Total
	Shares	Common	Paid-In-	Comprehensive	Retained	Treasury	Shareholders’
	Outstanding	Stock	Capital	Loss	Earnings	Stock	Equity

Balance at December 31, 2005	64,246,767	$934	$1,318,751	$(15,157)	$759,330	$(520,417)	$1,543,441
Comprehensive income:
Net earnings	—	—	—	—	270,688	—	270,688
Other comprehensive income (loss), net of tax:
Net unrealized gain on mortgage-backed securities available for sale	—	—	—	7,816	—	—	7,816
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(14,036)	—	—	(14,036)

Total comprehensive income	—	—	—	—	—	—	264,468

Cumulative-effect adjustment due to change in accounting for MSRs	—	—	—	—	10,624	—	10,624
Issuance of common stock	2,969,165	30	123,696	—	—	—	123,726
Exercises of common stock options	800,993	8	21,807	—	—	—	21,815
Exercises of warrants	2,466,974	25	54,125	—	—	—	54,150
Compensation expense for common stock options	—	—	7,386	—	—	—	7,386
Net officers’ notes receivable payments	—	—	100	—	—	—	100
Deferred compensation and restricted stock amortization, net of forfeitures	426,489	4	7,663	—	—	—	7,667
Purchases of common stock	(51,728)	—	—	—	—	(2,061)	(2,061)
Cash dividends	—	—	—	—	(93,484)	—	(93,484)

Balance at September 30, 2006	70,858,660	$1,001	$1,533,528	$(21,377)	$947,158	$(522,478)	$1,937,832

Balance at December 31, 2006	73,017,356	$1,023	$1,597,814	$(31,439)	$983,348	$(522,478)	$2,028,268
Comprehensive income (loss):
Net loss	—	—	—	—	(105,696)	—	(105,696)
Other comprehensive income (loss), net of tax:
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(34,800)	—	—	(34,800)
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(4,787)	—	—	(4,787)
Change in post retirement benefit plan	—	—	—	4,909	—	—	4,909

Total comprehensive loss	—	—	—	—	—	—	(140,374)

Issuance of common stock	3,467,493	35	74,196	—	—	—	74,231
Exercises of common stock options	144,212	—	6	—	—	2,577	2,583
Exercises of warrants	63,888	1	1,405	—	—	—	1,406
Compensation expense for common stock options	—	—	6,108	—	—	—	6,108
Net officers’ notes receivable payments	—	—	320	—	—	—	320
Deferred compensation and restricted stock amortization, net of forfeitures	296,459	(10)	(5,061)	—	—	14,444	9,373
Purchases of common stock	(39,971)	—	—	—	—	(1,503)	(1,503)
Cash dividends	—	—	—	—	(109,769)	—	(109,769)

Balance at September 30, 2007	76,949,437	$1,049	$1,674,788	$(66,117)	$767,883	$(506,960)	$1,870,643

The accompanying notes are an integral part of these financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months
	Ended September 30,
	2007	2006

Cash flows from operating activities:
Net earnings (loss)	$(105,696)	$270,688
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
(Gain) loss on sale of loans	32,545	(503,083)
Compensation expense related to stock options and restricted stocks	15,481	15,053
Other amortization and depreciation	104,264	54,240
Change in valuation of mortgage servicing rights, including amortization	(1,514)	243,339
(Gain) loss on mortgage-backed securities, net	145,362	(24,611)
Provision for loan losses	126,170	11,040
Provision (benefit) for deferred income taxes	(60,013)	186,127
Net (increase) decrease in other assets and liabilities	(133,416)	38,742

Net cash provided by operating activities before activity for trading securities and loans held for sale	123,183	291,535
Net sales (purchases) of trading securities	(399,334)	245,560
Net purchases and originations of loans held for sale	(6,293,995)	(5,933,894)

Net cash used in operating activities	(6,570,146)	(5,396,799)

Cash flows from investing activities:
Payments on loans held for investment, net	985,214	454,547
Proceeds from sales of loans held for investment	510,253	9,185
Purchases of mortgage-backed securities available for sale	(430,519)	(570,884)
Proceeds from sales of and principal payments from mortgage-backed securities available for sale	1,270,610	652,610
Net increase in investment in Federal Home Loan Bank stock, at cost	(66,925)	(80,388)
Net decrease in real estate investment	1,740	7,483
Net sale (purchases) of property, plant and equipment	49,799	(74,465)
Purchase of Financial Freedom minority interest	—	(40,000)

Net cash provided by investing activities	2,320,172	358,088

Cash flows from financing activities:
Net increase in deposits	5,874,312	2,436,235
Net increase in advances from Federal Home Loan Bank	682,000	2,379,800
Net increase (decrease) in borrowings	(2,503,076)	97,920
Net proceeds from issuance of common stock	74,231	123,726
Net proceeds from issuance of trust preferred securities	30,000	128,000
Redemption of trust preferred securities	(48,268)	(28,587)
Net proceeds from stock options, warrants and notes receivable	4,309	76,065
Proceeds from issuance of preferred stock by subsidiary	491,000	—
Cash dividends paid	(109,769)	(93,484)
Purchases of common stock	(1,503)	(2,061)

Net cash provided by financing activities	4,493,236	5,117,614

Net increase in cash and cash equivalents	243,262	78,903
Cash and cash equivalents at beginning of period	541,725	442,525

Cash and cash equivalents at end of period	$784,987	$521,428

Supplemental cash flow information:
Cash paid for interest	$1,109,796	$779,203

Cash paid (received) for income taxes	$4,751	$(48,685)

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$1,059,363	$2,258,617

Net transfer of loans held for investment to loans held for sale	$1,066,503	$—

Net transfer of mortgage servicing rights to trading securities	$54,993	$2,601

The accompanying notes are an integral part of these financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Indymac Bancorp and all of its wholly-owned and majority-owned subsidiaries, including IndyMac Bank, F.S.B. (“Indymac Bank”) and variable interest entities. All significant intercompany balances and transactions with Indymac’s consolidating subsidiaries have been eliminated in consolidation. Minority interests and perpetual preferred stock in Indymac’s majority-owned subsidiaries or variable interest entities are either reported separately or included in “other liabilities” on the consolidated balance sheets. Minority interests on Indymac’s earnings are reported separately on the consolidated statements of operations.

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

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Indymac’s 2006 10-K.

NOTE 2 —	NEWLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Statement on January 1, 2007 and the Company recognizes interest and penalties in other expense. The adoption of FIN 48 did not have a material impact on the consolidated financial statements.

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

In April 2007, the FASB issued FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”). FSP 39-1 amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. FSP 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. Upon adoption of FSP 39-1, a reporting entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company adopted FSP 39-1 on September 30, 2007 and elected to offset derivative instruments executed with the same counterparty under the same master netting arrangement and to net cash collateral paid or collected in accordance with FSP 39-1. The adoption of FSP 39-1 did not have a material impact on the consolidated financial statements.

NOTE 3 —	SEGMENT REPORTING

The Company operates through two primary segments: mortgage banking and thrift. For more information regarding each segment as well as the accounting methodology used for reporting segment financial results, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Business Segment Results” on page 9. Commercial mortgage banking, mortgage banking overhead, elimination and other, and corporate overhead costs, such as corporate salaries and related expenses, excess capital and non-recurring corporate items not allocated to the operating channels, are included in the “Other” column in the tables below.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents segment information for the periods indicated (dollars in thousands):

	Mortgage Banking Segment
	Mortgage	Mortgage
	Production	Servicing	Thrift		Total
	Divisions	Division	Segment	Other	Company

Three months ended September 30, 2007
Net interest income (expense)	$50,572	$(12,080)	$73,829	$29,857	$142,178
Net revenues (expense)	(90,478)	162,428	(141,544)	27,208	(42,386)
Net earnings (loss)	(123,579)	85,275	(104,411)	(60,002)	(202,717)
Allocated average capital	735,561	399,237	914,473	5,110	2,054,381
Assets as of September 30, 2007	$11,408,294	$4,351,220	$16,695,380	$1,277,816	$33,732,710
Return on average equity	(67)%	85%	(45)%	N/A	(39)%
Three months ended September 30, 2006
Net interest income (expense)	$41,218	$(3,323)	$79,043	$19,773	$136,711
Net revenues (expense)	204,391	47,672	102,823	(9,312)	345,574
Net earnings (loss)	68,981	20,056	46,016	(48,873)	86,180
Allocated average capital	509,136	269,464	820,043	272,736	1,871,379
Assets as of September 30, 2006	$7,687,438	$2,431,620	$16,318,328	$948,097	$27,385,483
Return on average equity	54%	30%	22%	N/A	18%
Nine months ended September 30, 2007
Net interest income (expense)	$161,681	$(24,546)	$215,348	$74,009	$426,492
Net revenues (expense)	253,180	295,225	(13,363)	22,408	557,450
Net earnings (loss)	(41,236)	142,088	(58,971)	(147,577)	(105,696)
Allocated average capital	717,083	360,140	888,219	89,588	2,055,030
Assets as of September 30, 2007	$11,408,294	$4,351,220	$16,695,380	$1,277,816	$33,732,710
Return on average equity	(8)%	53%	(9)%	N/A	(7)%
Nine months ended September 30, 2006
Net interest income (expense)	$122,119	$(6,840)	$231,485	$47,311	$394,075
Net revenues (expense)	621,018	120,775	301,133	(15,727)	1,027,199
Net earnings (loss)	219,174	51,329	134,710	(134,525)	270,688
Allocated average capital	513,941	240,426	774,884	208,934	1,738,185
Assets as of September 30, 2006	$7,687,438	$2,431,620	$16,318,328	$948,097	$27,385,483
Return on average equity	57%	29%	23%	N/A	21%

NOTE 4 —	STOCK-BASED COMPENSATION

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

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the assumptions used in the valuations for options granted during the periods indicated:

Nine Months Ended September 30,
	2007	2006

Expected volatility	28.68 - 30.20%	28.11 - 28.44%
Expected dividends	5.08 - 6.76%	4.00 - 4.60%
Weighted average expected term (in years)	5.20 - 5.50	6.89 - 7.34
Risk-free rate	4.58 - 4.82%	4.54 - 4.73%

The following table shows the impact of stock option compensation cost to the statement of operations during the periods indicated (dollars in thousands except per share data):

			For the Nine
	For the Three Months Ended September 30,		Months Ended September 30,
	2007	2006	2007	2006

Stock option compensation cost, before tax	$1,723	$2,422	$6,108	$7,386
Stock option compensation cost, after tax	1,181	1,611	3,975	4,530
Effect on basic earnings per share	0.02	0.02	0.05	0.07
Effect on dilutive earnings per share	0.02	0.02	0.05	0.06

There were no options granted during the three months ended September 30, 2007 and 2006. The total fair value of options exercised during the three months ended September 30, 2007 and 2006, was $6 thousand and $1.1 million, respectively. The total fair value of options exercised during the nine months ended September 30, 2007 and 2006, was $1.0 million and $5.2 million, respectively.

As of September 30, 2007, there was $7.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Plans. That cost is expected to be recognized in less than three years. The total fair value of shares vested during the three months ended September 30, 2007 and 2006, was $0.1 million and $0.6 million, respectively. The total fair value of shares vested during the nine months ended September 30, 2007 and 2006, was $6.7 million and $10.2 million, respectively.

Cash received from options exercised under the Plans for the nine months ended September 30, 2007 and 2006 was $3.5 million and $18.4 million, respectively. The actual tax benefit for the tax deductions from option exercises totaled $0.7 million and $6.3 million, respectively, for the nine months ended September 30, 2007 and 2006.

The following table shows restricted stock activity under the Plans during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Nonvested, beginning of period	1,226,371	$35.69	889,117	$39.14
Granted	46,493	18.68	585,300	29.74
Vested	(2,519)	34.49	(144,724)	37.42
Canceled and forfeited	(229,591)	36.96	(288,939)	37.11

Nonvested, end of period	1,040,754	34.65	1,040,754	34.65

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded compensation cost of $1.0 million and $2.8 million related to the restricted stock granted under the Plans for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the compensation cost related to the restricted stock was $7.2 million and $7.3 million, respectively.

NOTE 5 —	DEFINED BENEFIT PENSION PLAN

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

The DBP Plan has been frozen since May 31, 2007 with participants no longer accruing additional benefits starting with the 2007 Plan year. A curtailment gain of $10.3 million was recognized in the second quarter as a reduction to pension expense.

NOTE 6 —	OTHER ASSETS HELD FOR SALE

On July 11, 2007, the Company completed the sale and leaseback of one of its properties in Pasadena, California for a purchase price of $116 million and entered into a lease agreement for a portion of the property with an initial term of ten years. The leased portion of the property serves as our mortgage banking headquarters. The Company removed the $54.8 million of asset from the balance sheet and recognized approximately $60 million in total gain from the sale and leaseback transaction, with approximately $24 million recognized upon sale in the third quarter of 2007 and the balance amortized over the term of the lease.

NOTE 7 —	SUBSEQUENT EVENTS

In October 2007, Indymac’s Board of Directors declared a cash dividend of $0.25 per share payable on December 6, 2007, to shareholders of record on November 15, 2007. Also, the Board of Directors of Indymac Bank approved a dividend payment on the Series A Preferred Stock equal to $0.53 per share. The cash dividend is payable on December 17, 2007, to shareholders of record on December 3, 2007.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of legal actions. Certain of such actions involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s sales, loan origination and collection efforts, and other federal and state banking laws. Certain of such actions include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. The Company reviews these actions on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the evidence discovered and in its possession, the strength of probable witness testimony, the viability of its defenses and the likelihood of prevailing at trial or resolving the matter through alternative dispute resolution. Due to the difficulty of predicting the outcome of such actions, the Company can give no assurance that it will prevail on all claims made against it; however, management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the likely final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries’ financial position, but could have a material impact on the results of operations of particular periods.

ITEM 1A.	RISK FACTORS

Indymac’s 2006 10-K presents on pages 72 to 80 a comprehensive set of risk factors that may impact the Company’s future results. Given recent developments in the mortgage, housing and secondary markets, we are adding the following:

Secondary mortgage market conditions could have a material adverse impact on our earnings and financial condition.

We have significant financing needs that we meet through the capital markets, including the secondary mortgage market. These markets are currently experiencing unprecedented disruptions, which could have an adverse impact on our earnings and financial condition, particularly in the short term.

The private secondary mortgage markets are currently experiencing unprecedented disruptions resulting from reduced investor demand for non-GSE mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. These conditions may continue or worsen in the future. In light of current conditions, we may retain a larger portion of mortgage loans and mortgage-backed securities than we would in other environments. While our capital and liquidity positions are currently adequate and we believe we have sufficient capacity to hold additional mortgage loans and mortgage backed securities until investor demand improves and yield requirements moderate, our capacity to retain mortgage loans and mortgage backed securities is not unlimited. As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have an adverse impact on our future earnings and financial condition.

Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

Recently, the housing and the residential mortgage markets have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the loss severities of loans in default, and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including the ones in which we lend through our homebuilder division. Our builders/borrowers face a greater difficulty in selling their homes in markets where these trends are more pronounced. We do not anticipate that the housing market will improve in the near-term, and accordingly, additional downgrades, provisions for loan losses and charge-offs relating to this portfolio may occur.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended September 30, 2007.

The following summarizes share repurchase activities during the three months ended September 30, 2007:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value (In Million) of
	Number of	Weighted	as Part of Publicly	Shares that may yet be
	Shares	Average Price	Announced Plans or	Purchased Under the
	Purchased(1)	Paid per Share	Programs	Plans or Programs(2)

Calendar Month:
July 2007	—	$—	—	$300
August 2007	248	20.71	—	300
September 2007	150	23.12	—	300

Total	398	$21.62	—	300

(1)	All shares purchased during the periods indicated represent withholding of a portion of shares to cover taxes in connection with vesting of restricted stocks or exercise of stock options.

(2)	Our Board of Directors previously approved a $500 million share repurchase program. Since its inception in 1999, we have repurchased a total of 28.0 million shares through this program. In January 2007, we obtained an authorization from the Board of Directors to repurchase an additional $236.4 million of common stock for a total current authorization of up to $300 million.

ITEM 6.	EXHIBITS

4.1	2000 Stock Incentive Plan, as amended.
4.2	2002 Incentive Plan, as Amended and Restated.
10.1	Amended and Restated Employment Agreement entered into September 17, 2007 between IndyMac Bancorp, Inc. and Michael W. Perry.
10.2	IndyMac Bank, F.S.B. Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2008.
10.3	IndyMac Bancorp, Inc. Senior Manager Deferred Compensation Plan Amended and Restated Effective as of September 17, 2007.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Pasadena, State of California, on November 6, 2007.

INDYMAC BANCORP, INC.
(Registrant)

By:	/s/ MICHAEL W. PERRY
Michael W. Perry
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ A. SCOTT KEYS
A. Scott Keys
Executive Vice President
and Chief Financial Officer