Form 10-K
period 2007-12-31
INDYMAC BANCORP INC
filed 2008-02-29
CIK 773468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the closing price for shares of Common Stock as of June 30, 2007, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $2,126,645,122. For the purposes of the foregoing calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.

As of February 15, 2008, 80,894,900 shares of IndyMac Bancorp, Inc. Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2008 Annual Meeting — Part III

INDYMAC BANCORP, INC.
2007 ANNUAL REPORT ON FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K may be deemed to be forward-looking statements within the meaning of the federal securities laws. Words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” “goal,” “target,” and similar expressions, as well as future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may,” identify forward-looking statements that are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including: the effect of economic and market conditions including, but not limited to, the level of housing prices, industry volumes and margins; the level and volatility of interest rates; Indymac’s hedging strategies, hedge effectiveness and overall asset and liability management; the accuracy of subjective estimates used in determining the fair value of financial assets of Indymac; the various credit risks associated with our loans and other financial assets, including increased credit losses due to demand trends in the economy and the real estate market and increased delinquency rates of borrowers; the adequacy of credit reserves and the assumptions underlying them; the actions undertaken by both current and potential new competitors; the availability of funds from Indymac’s lenders, loan sales, securitizations, funds from deposits and all other sources used to fund mortgage loan originations and portfolio investments; the execution of Indymac’s business and growth plans and its ability to gain market share in a significant and turbulent market transition. Additional risk factors include the impact of disruptions triggered by natural disasters; pending or future legislation, regulations and regulatory action, or litigation, and factors described in the reports that Indymac files with the Securities and Exchange Commission, including this Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, and its reports on Form 8-K. Indymac does not undertake to update or revise forward-looking statements to reflect the impact of circumstances for events that arise after the date the forward-looking statements are made.

References to “IndyMac Bancorp” or the “Parent Company” refer to the parent company alone, while references to “Indymac,” the “Company,” or “we” refer to the parent company and its consolidated subsidiaries. References to “Indymac Bank” or the “Bank” refer to our subsidiary, IndyMac Bank, F.S.B., and its consolidated subsidiaries.

ITEM 1.	BUSINESS

IndyMac Bancorp, Inc. is the holding company for IndyMac Bank, F.S.B., a $33 billion hybrid thrift/mortgage bank, headquartered in Pasadena, California. Indymac Bank originates mortgages in all 50 states of the U.S. and is the (1) largest savings and loan headquartered in Los Angeles County, California, and the seventh largest nationwide, based on assets according to American Banker, (2) the second largest independent mortgage lender in the nation according to National Mortgage News, (3) the ninth largest residential mortgage originator, based on third quarter 2007 mortgage origination volume according to National Mortgage News, and (4) the eighth largest mortgage servicer, according to National Mortgage News as of September 30, 2007. Indymac Bank provides cost-efficient financing for the acquisition of single-family homes and also provides financing secured by single-family homes and other banking products to facilitate consumers’ personal financial goals. We originate mortgage loans through our e-MITS® (Electronic Mortgage Information and Transaction System) platform that automates underwriting, risk-based pricing and rate locking on a nationwide basis via the Internet at the point of sale. Indymac Bank offers highly competitive mortgage products and services tailored to meet the needs of both consumers and mortgage professionals.

Indymac was founded as a passive mortgage real estate investment trust (“REIT”) in 1985 and transitioned its business model to become an active, operating mortgage lender in 1993. In response to the global liquidity crisis during the fourth quarter of 1998, in which many non-regulated financial institutions, mortgage lenders and mortgage REITs were adversely impacted or did not survive, we determined that it would be advantageous to become a depository institution. The depository structure provides significant advantages in the form of diversified financing sources, the retention of capital to support growth and a strong platform for the origination of mortgages. Effective January 1, 2000, we terminated our status as a REIT and converted to a fully taxable entity, and, on July 1, 2000, we acquired SGV Bancorp, Inc. (“SGVB”), which then was the parent of First Federal Savings and Loan

Association of San Gabriel Valley, a federal savings association. We contributed substantially all of our assets and operations to the subsidiary savings association, which we renamed Indymac Bank.

We entered the reverse mortgage industry through the acquisition of 93.75% of the outstanding shares of common stock of Financial Freedom Holdings, Inc. (“Financial Freedom”), the leading provider of reverse mortgages in the U.S., and the related assets from Lehman Brothers Bank, F.S.B. and its affiliates on July 16, 2004. The remaining shares of the common stock of Financial Freedom were purchased by us from Financial Freedom’s chief executive officer, James Mahoney, on July 3, 2006. The acquisition was consummated as part of our strategy to offer niche mortgage products and servicing a broad customer base.

BUSINESS MODEL

Indymac’s hybrid thrift/mortgage banking business model provides a strong framework and the flexibility to operate efficiently in varying interest-rate environments. Our businesses are aligned into two primary operating segments, mortgage banking and thrift. Mortgage banking involves the originating and trading of mortgage loans and related assets, as well as the servicing of these loans. Revenues from mortgage banking consist primarily of gains on the sale of the loans; interest income earned while the loans are held for sale; and servicing fee income. The thrift side of our business invests in single-family residential mortgage assets, primarily whole loan and mortgage-backed securities (“MBS”), which we hold on our balance sheet. Revenues from the thrift side of our business consists primarily of spread income, which represents the difference between the interest earned on the loans and the cost of funds.

Mortgage banking is less capital-intensive than thrift investing and offers higher returns on invested capital. However, mortgage banking is cyclical: origination volumes are significantly correlated to interest rates, rising when rates fall and declining when rates rise. Thrift investing requires more capital than mortgage banking, resulting in lower returns on invested capital. However, the returns tend to be more stable and less cyclical than those from mortgage banking, and they generally improve as returns on mortgage banking decline. As interest rates rise, there is little incentive for borrowers to refinance, so portfolio runoff (i.e., loan payoffs) is reduced. Thrift profitability is also more exposed to credit risk as we retain credit risk on most thrift assets. Significant changes in the asset quality after acquisition impact returns.

During 2007, there has been an unprecedented disruption in the U.S. mortgage market. Secondary markets for virtually every loan type other than GSE and government guaranteed loan has virtually ceased to exist. Numerous originators have failed and remaining lenders have dramatically tightened lending guidelines.

This disruption has resulted in home prices declining in virtually all markets in the U.S. The combination of significantly reduced lending activity and declining home prices has contributed to increasing delinquencies and foreclosures nationally. These increased loan defaults have been particularly severe in higher LTV lending products and in second lien products.

These market factors have had a dramatic impact on our business and results both from declining volumes and increased expectations of credit losses. These factors make comparisons to prior years very difficult.

SEGMENTS

Indymac is structured to achieve synergies among its operations and to enhance customer service, operating through its two main segments, mortgage banking and thrift. The common denominator of our business is providing consumers with single-family residential mortgages through relationships with each segment’s core customers via the channel in which each operates.

For further information on the revenues earned and expenses incurred by each of our segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Business Segment Results” and “Note 3 — Segment Reporting” included in our consolidated financial statements incorporated herein.

MORTGAGE BANKING SEGMENT

The mortgage banking segment’s core activities are loan production, loan sales, and the performance of our servicing functions. Loan production is achieved by delivering a suite of prime mortgage products to our customers using a technology-based approach across multiple channels on a nationwide basis supported by 11 strategically distributed regional mortgage centers. Our broad product offering includes adjustable-rate mortgages (“ARMs”), intermediate term fixed-rate loans, pay option ARMs offering borrowers multiple payment options, fixed-rate mortgages, and reverse mortgages.

Our largest production channel, the mortgage professionals group (“MPG”), originates or purchases mortgage loans through its relationships with mortgage brokers, mortgage bankers, and financial institutions. In April 2007, we acquired the retail platform of New York Mortgage Company (“NYMC”) and hired over 1,400 retail lending professionals. We also offer mortgages and reverse mortgages to consumers through channels such as direct mail, internet leads, online advertising, affinity relationships, real estate professionals, including realtors, and through our Southern California retail bank branches.

We sell mortgage loans, which are usually on a non-recourse basis, but we do make certain representations and warranties concerning the loans. We generally retain the servicing rights with respect to loans sold to the government sponsored enterprises (“GSEs”), primarily Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Company (“Freddie Mac”). The credit losses on these loans are absorbed by the GSEs. We pay guarantee fees to the GSEs to compensate them for their assumption of credit risk. The continued severe disruption in the secondary market for loans and securities not sold to the GSEs has caused us to rapidly change our production business model from a primary focus on non-GSE mortgage banking to a model that now produces production that is 75%-85% eligible for sale to the GSEs.

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

In addition to the cash we receive from the sale of MBS, we typically retain certain interests in the securitization trust as payment for the loans. These retained interests may include mortgage servicing rights (“MSRs”), AAA-rated interest-only securities, AAA-rated principal-only securities, AAA-rated senior securities, securities associated with prepayment charges and late fee charges on the underlying mortgage loans, subordinated classes of securities, residual securities, cash reserve funds, or an over collateralization account. Other than MSRs, AAA-rated interest-only and principal-only securities, AAA-rated senior securities, and the securities associated with prepayment charges and late fees on the underlying mortgage loans, these retained interests are subordinated and serve as credit enhancement for the more senior securities issued by the securitization trust. We are entitled to receive payment on most of these retained interests only after the third party investors are repaid their investment plus interest and there is excess cash in the securitization trust. Our ability to obtain repayment of our residual interests depends solely on the performance of the underlying mortgage loans. Material adverse changes in performance of the loans, including actual credit losses and prepayment speeds differing from our assumptions, may have a significant adverse effect on the value of these retained interests.

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

Mortgage Production Division

Consumer Direct Division

This division markets mortgage products directly to existing and new consumers nationwide through direct mail, Internet lead aggregators, outbound telesales, online advertising, and referral programs, as well as through our Southern California retail bank branches.

Through our call center operations and our Southern California retail bank branch network, loan consultants counsel consumers on the loan application process and make lending decisions using our e-MITS technology. Loans are processed and funded by our operations group within our regional mortgage centers.

Mortgage Professionals Group

Our largest production division, the MPG, was responsible for 62% of our total mortgage production during 2007. This group is responsible for the production of mortgage loans through relationships with mortgage brokers, mortgage bankers, financial institutions, capital market participants across the country, realtors, and homebuilders, and is composed of two channels: retail, and mortgage broker and banker.

Mortgage loans could be either funded by us or purchased by us as closed loans on a flow basis from mortgage bankers or community financial institutions. When originating or purchasing mortgage loans, we generally acquire the rights to “service” the mortgage loans (as described below). When we sell the loans, we may either retain the related servicing rights and service the loans through our mortgage servicing division or sell those rights. See “Loan Servicing” below.

This division targets customers based on their loan production volume, product mix and projected revenue to us. The sales force is responsible for maintaining and increasing loan production from these customers by marketing our strengths, which include a “one stop shop” for all products, competitive pricing and response time efficiencies in the loan purchase process through our e-MITS underwriting capability and high customer service standards.

The retail lending group, a channel of the MPG, provides mortgage financing primarily to home purchase oriented consumers by targeting realtors, homebuilders and financial professionals via storefront mortgage loan offices. As of December 31, 2007, we had 182 retail mortgage offices.

During 2007, in light of the current market conditions, Indymac’s MPG did not open any additional regional wholesale mortgage centers. We had 16 regional mortgage centers as of December 31, 2007. We have decided to close five regional wholesale mortgage centers, including Tampa, Philadelphia, Boston, Columbia (South Carolina) and Kansas City, and consolidate these mortgage operations into our remaining 11 regional wholesale mortgage wholesale centers by the end of the first quarter of 2008.

Financial Freedom Division

Financial Freedom is the leading provider of reverse mortgages in the United States. This group is responsible for the origination, purchase and servicing of reverse mortgage products with senior customers via a retail loan officer sales force and a mortgage banker and broker relationship sales force. Reverse mortgages allow homeowners age 62 and older to convert home equity into cash to supplement their retirement income. The equity may be withdrawn in a lump sum, as annuity-style monthly payments, as a credit line, or any combination thereof. Reverse mortgages offered by us feature: no recourse to the borrower, no repayment during the borrower’s occupancy of the home, and a repayment amount that cannot exceed the value of the home (after costs of sale). Comparing 2007 to 2006, our reverse mortgage volume decreased 6% to $4.7 billion in 2007 from $5.0 billion in 2006 primarily due to the expected increased competition and the secondary market disruption in the later half of 2007. As a result, margin for this product was negatively impacted. However, with the increased familiarity that senior homeowners and their financial advisors have with this product, the reverse mortgage market is expected to continue to grow.

Mortgage Servicing Division

This division manages the assets we retain in conjunction with our mortgage loan sales. The assets held include the following: (i) MSRs, interest-only securities, prepayment penalty securities and late fee securities; (ii) derivatives and securities held as hedges of such assets, including forward rate agreements swaps, options, futures, principal-only securities, agency debentures and U.S. Treasury bonds; and (iii) loans acquired through clean-up calls or originated through our customer retention programs. We hedge the MSRs to protect the economic value of the MSRs.

At December 31, 2007, primarily through our Home Loan Servicing operation in Kalamazoo, Michigan, we serviced $198.2 billion of mortgage loans, of which $181.7 billion was serviced for others, an increase of 30% from $139.8 billion serviced for others in 2006. The servicing portfolio includes prime loans, reverse mortgages, manufactured housing loans and home improvement loans.

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

THRIFT SEGMENT

The strategy of our thrift segment has been to leverage our capital infrastructure with prudent mortgage related asset growth to diversify company-wide earnings, targeting a return on equity exceeding the cost of both core and risk-based capital. The thrift segment principally invests in single-family residential (“SFR”) mortgage loans (predominantly prime ARMs, including intermediate term fixed-rate loans), mortgage-backed securities and construction financing for single-family residences or lots provided directly to individual consumers. The primary sources of revenue for the thrift segment are net interest income on loans and securities, and to a lesser extent, the gain on sale of loans.

Portfolio Divisions

Mortgage-Backed Securities Division

MBS includes predominantly AAA-rated private label MBS.

SFR Mortgage Loans HFI Division

Single-family residential mortgage loans held for investment (“HFI”) are generally originated or acquired through our mortgage banking production divisions and transferred to the thrift. Held for investment loans may also be acquired from third party sellers and such loans are typically prime loans. The thrift attempts to invest in loans on which it can earn an acceptable return on equity. This division had significant asset growth in 2007 as we transferred a significant amount of loans from held for sale as market conditions made the sale of these loans uneconomic.

Consumer Construction Division

Our consumer construction division provides construction financing for individual consumers who want to build a new primary residence or second home. Through our streamlined e-MITS online application process, the division offers a single-close construction-to-permanent loan that provides borrowers with the funds to build a primary residence or vacation home. This product typically provides financing for a construction term of 6 to 12 months and automatically converts to a permanent mortgage loan at the end of construction. The end result is a product that represents a hybrid activity between our portfolio lending and mortgage banking activities. We earn net interest income on these loans during the construction phase. When the home is completed, the loan automatically converts to a permanent mortgage loan without any additional cost or closing documents, which is typically sold in the secondary market or acquired by the SFR mortgage loans HFI division. This division also provides financing to builders who are building single-family residences without a guaranteed sale at inception of project, or on a speculative basis. Approximately 68% of new commitments are generated through mortgage broker customers of the mortgage professional group and the remaining 32% of new commitments are retail originations. Beginning in 2008, we have temporarily suspended production in this division to reduce our balance sheet size.

DISCONTINUED BUSINESS ACTIVITIES

As conditions in the U.S. mortgage market have deteriorated, we have exited certain production channels and are reporting them in a separate category in our segment reporting, “Discontinued Business Activities”. These exited production channels include the conduit, homebuilder and home equity channels. These activities are not considered discontinued operations pursuant to Generally Accepted Accounting Principles (“GAAP”) under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) due to our significant continuing involvement in these activities. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Business Segment Results — Discontinued Business Activities.”

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

Regulatory Capital Requirements

OTS capital regulations require savings associations to satisfy three sets of capital requirements: tangible capital, Tier 1 capital, and risk-based capital. In general, an association’s tangible capital, which must be at least 1.5% of tangible assets, is the sum of common shareholders’ equity adjusted for the effects of other comprehensive income (“OCI”), less goodwill and other disallowed assets. An association’s ratio of Tier 1 (core) capital to adjusted total assets (the “core capital” or “leverage” ratio) must be at least 3% for strong associations that are not anticipating or experiencing significant growth and have well-diversified risks, including no undue interest rate risk exposure, excellent asset quality, high liquidity, and good earnings; and 4% for others. Higher capital ratios may be required if warranted by the particular circumstances, risk profile, or growth rate of a given association. Under the risk-based capital requirement, a savings association must have Tier 1 risk-based capital equal to at least 4% of risk-weighted assets and total risk-based capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. Tier 1 capital must represent at least 50% of total capital and consists of core capital elements, which include common shareholders’ equity, qualifying noncumulative, nonredeemable perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, but exclude goodwill and certain other intangible assets. Supplementary capital consists mainly of qualifying subordinated debt, preferred stock that does not meet Tier 1 capital requirements, and a portion of the allowance for loan losses.

The above capital requirements are viewed as minimum standards by the OTS. The OTS regulations also specify minimum requirements for a savings association to be considered a “well-capitalized institution” as defined in the “prompt corrective action” regulation described below. A “well-capitalized” savings association must have a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 (core) capital ratio of 5% or greater. Indymac Bank currently meets the requirements of a “well-capitalized institution.”

The OTS regulations include prompt corrective action provisions that require certain remedial actions and authorize certain other discretionary actions to be taken by the OTS against a savings association that falls within specified categories of capital deficiency. The relevant regulations establish five categories of capital classification for this purpose, ranging from “well-capitalized” to “adequately capitalized” through “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” In general, the prompt corrective action regulations prohibit an OTS-regulated institution from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories.

Insurance of Deposit Accounts

Deposits of the Bank are presently insured by the FDIC, up to $100,000 per depositor. The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, a savings association’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. Assessment rates currently range between five and 43 cents per $100 in deposits. Insurance of deposits may be terminated by the FDIC upon a finding that the savings association has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. All insured depository institutions, including the Bank, are required to pay an additional assessment, currently 1.14 cents per $100 in deposits, in order to retire Financial Corporation bonds that were issued between 1987 and 1989.

Capital Distribution Regulations

OTS regulations limit “capital distributions” by savings associations, which include, among other things, dividends and payments for stock repurchases. Refer to “Note 22 — Regulatory Requirements” in the accompanying notes to our consolidated financial statements for further discussion.

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

EMPLOYEES

As of December 31, 2007, we had 9,907 full-time equivalent employees (“FTE”), including 870 FTE off-shore as part of our Global Resources program.

COMPETITION

While the current disruptions in the housing and credit markets have reduced the number of competitors, we still face significant competition for lending volume. Many of our competitors are larger and enjoy both financial and customer awareness advantages over us. In addition, the reduction in salability of many mortgages has caused us to temporarily discontinue certain lending products that many of our competitors are able to originate.

While we believe that our current plans and strategies will allow us to compete in the market, there can be no assurance that we will succeed and as a result, our financial results could be materially worse than we expect.

WEBSITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION FILINGS

All reports filed electronically by us with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are made accessible as soon as reasonably practicable after filing with the SEC at no cost on our website at www.imb.com. These filings are also accessible on the SEC’s website at www.sec.gov.

We have a Code of Business Conduct and Ethics that is applicable to all of our employees and officers, including the principal executive officer, the principal financial officer and the principal accounting officer. In addition, Indymac has a Director Code of Ethics that sets forth the policy and standards concerning ethical conduct for directors of Indymac. We also adopted formal corporate governance standards in January 2002, which the Corporate Governance Committee of the Board of Directors reviews annually to ensure they incorporate recent corporate governance developments and generally meet the corporate governance needs of Indymac. You may obtain copies of each of the Code of Business Conduct and Ethics, the Director Code of Ethics, and the Board of Directors’ Guidelines for Corporate Governance Issues by accessing the “Corporate Governance” subsection of the “Investors” section of www.imb.com, or free of charge by writing to our Corporate Secretary at IndyMac Bancorp, Inc., 888 East Walnut Street, Pasadena, California 91101. Indymac intends to post amendments to or waivers of the Code of Business Conduct and Ethics (to the extent applicable to Indymac’s principal executive officer, principal financial officer or principal accounting officer) and of the Director Code of Ethics at the website location referenced above.

ITEM 1A.	RISK FACTORS

KEY OPERATING RISKS

Like all businesses, we assume a certain amount of risk in order to earn returns on our capital. For further information on these and other key operating risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Future Results.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our significant leased properties are as follows:

		Approximate	Principal Lease
Purpose	Location	Square Feet	Expiration

Corporate Headquarters/Administration	Pasadena, California	192,000	2010
Corporate Headquarters/Administration*	Pasadena, California	179,000	2016
Mortgage Banking Headquarters	Pasadena, California	190,000	2017
Corporate IT	Tempe, Arizona	28,500	2015
Home Loan Servicing — Customer Service and Loan Administration	Kalamazoo, Michigan	46,000	2013
Home Loan Servicing — Master Servicing and Investor Reporting	Austin, Texas	106,000	2012
Consumer Cross-Sell and Retention Headquarters; Mortgage Bank Operations; Financial Freedom Headquarters, Legal/Administration	Irvine, California	138,000	2012
Regional Mortgage Banking Center, Consumer Direct Operations and Sales	Kansas City, Missouri	53,000	2009
Regional Mortgage Banking Center, Consumer Direct Operations and Sales	Overland Park, Kansas	21,000	2009
Regional Mortgage Banking Center	Ontario, California	41,500	2012
Regional Mortgage Banking Center	San Ramon, California	46,500	2010
Regional Mortgage Banking Center	Atlanta (Norcross), Georgia	67,500	2009
Regional Mortgage Banking Center	Scottsdale, Arizona	46,000	2009-2011
Regional Mortgage Banking Center	Marlton, New Jersey	62,000	2012
Regional Mortgage Banking Center	East Norriton, Pennsylvania	39,000	2011
Regional Mortgage Banking Center	Columbia, South Carolina	36,000	2009
Regional Mortgage Banking Center	Dallas (Irving), Texas	41,000	2008
Regional Mortgage Banking Center	Seattle (Bellevue), Washington	31,000	2008
Regional Mortgage Banking Center	Sacramento (Rancho Cordova), California	34,000	2012
Regional Mortgage Banking Center	Tampa, Florida	34,000	2013
Regional Mortgage Banking Center	Chicago (Schaumburg), Illinois	62,000	2013
Regional Mortgage Banking Center	Boston (Quincy), Massachusetts	26,000	2013
Eastern Operations Center — Financial Freedom	Atlanta, Georgia	44,000	2012
Western Operations Center — Financial Freedom	Sacramento (Roseville), California	55,000	2008-2009
Loan Servicing, Accounting and Finance — Financial Freedom	San Francisco, California	23,000	2008
Retail Lending Group	182 locations in various states	494,000	2008-2013
Consumer Bank Retail Operations	28 locations in Southern California	101,000	2008-2017
Other Sales Offices and Locations	55 locations in various states	48,000	2008-2010

*	5,203 square feet relates to a Consumer Bank Retail Operation

In addition to the above leased office space, we own a building in La Mirada, California of approximately 16,500 square feet, which houses our information technology data center. We own an additional four retail banking properties, containing an aggregate of approximately 56,000 square feet, located in Southern California.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of legal actions. Certain of such actions involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s sales, loan origination and collection efforts, and other federal and state banking laws. Management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the likely final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries’ financial position, but may have a material impact on the results of operations of particular periods. Refer to “Note 20 — Commitments and Contingencies” in the accompanying notes to consolidated financial statements for further discussion.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR INDYMAC BANCORP, INC.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK INFORMATION

IndyMac Bancorp, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “IMB” effective May 1, 2007. Previously, it was trading under the symbol “NDE”.

The following table sets forth the high and low sales prices (as reported by Bloomberg Financial Service) for shares of IndyMac Bancorp, Inc.’s common stock for the years ended December 31, 2007 and 2006:

	2007		2006
	High	Low	High	Low
	($)	($)	($)	($)

First Quarter	45.82	26.27	43.24	37.71
Second Quarter	37.50	28.37	50.50	40.44
Third Quarter	31.50	16.86	47.24	37.15
Fourth Quarter	25.38	5.75	48.14	40.35

ISSUANCE OF COMMON STOCK

The Company has a direct stock purchase plan which offers investors the ability to purchase shares of our common stock directly over the Internet. Investors interested in investing over $10,000 can also participate in the waiver program administered by Mellon Investor Services LLC. For the year ended December 31, 2007, we issued 7,427,104 shares of common stock at an average market price of $19.60 through this plan, as compared to the year ended December 31, 2006, for which we issued 3,532,360 shares of common stock at an average market price of $42.04 through this plan.

SHARE REPURCHASE ACTIVITIES

The following summarizes share repurchase activities during the three months ended December 31, 2007:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value (In Million) of
	Number of	Weighted	as Part of Publicly	Shares that may yet be
	Shares	Average Price	Announced Plans or	Purchased Under the
	Purchased(1)	Paid per Share	Programs	Plans or Programs(2)

Calendar Month:
October 2007	—	$—	—	$300
November 2007	2,886	17.63	—	300
December 2007	375	8.48	—	300

Total	3,261	16.58	—	300

(1)	All shares purchased during the periods indicated represent withholding of a portion of shares to cover taxes in connection with vesting of restricted stock or exercise of stock options.

(2)	Our Board of Directors previously approved a $500 million share repurchase program. Since its inception in 1999, we have repurchased a total of 28.0 million shares through this program. In January 2007, we obtained an authorization from the Board of Directors to repurchase an additional $236.4 million of common stock for a total current authorization of up to $300 million.

As of February 15, 2008, 80,894,900 shares of IndyMac Bancorp, Inc.’s common stock were held by approximately 1,847 shareholders of record.

DIVIDEND POLICY

In light of the current financial performance of Indymac, the Board of Directors indefinitely suspended its quarterly cash dividend payments on our common stock beginning the first quarter of 2008.

For the years ended December 31, 2007 and 2006, we declared the following cash dividends:

	Dividend	Dividend
	per	Payout
	Share	Ratio(1)

2007
First Quarter	$0.50	71%
Second Quarter	$0.50	83%
Third Quarter	$0.50	(18)%
Fourth Quarter	$0.25	(4)%
2006
First Quarter	$0.44	37%
Second Quarter	$0.46	31%
Third Quarter	$0.48	40%
Fourth Quarter	$0.50	52%

(1)	Dividend payout ratio represents dividends declared per share as a percentage of diluted earnings (loss) per share. This ratio was negative for the third and fourth quarters of 2007 due to the Company’s net loss and resulting diluted loss per share for those two periods.

In 2007 and 2006, we funded the payment of dividends primarily from the dividend from Indymac Bank and cash on hand at the Parent Company. The future principal source of funds for the dividend payments is anticipated to be the dividends we will receive from Indymac Bank. The payment of dividends by Indymac Bank is subject to regulatory requirements and review. See “Item 1. Business- Regulation and Supervision-Regulations of Indymac Bank-Capital Distribution Regulations” for further information. There is no assurance that the Bank will be able to pay dividends to the Company in the future.

EQUITY COMPENSATION PLANS INFORMATION

The equity compensation plans information required under this Item 5 is hereby incorporated by reference to Indymac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.

ITEM 6.  SELECTED FINANCIAL DATA
(Dollars in millions, except per share data)

	Year Ended December 31
	2007	2006	2005(2)	2004(2,3,4)	2003(2,4)

Selected Balance Sheet Information (at December 31)(1)
Cash and cash equivalents	$562	$542	$443	$356	$115
Securities (trading and available for sale)	7,328	5,443	4,102	3,689	1,838
Loans held for sale	3,777	9,468	6,024	4,446	2,573
Loans held for investment	16,454	10,177	8,278	6,750	7,449
Allowance for loan losses	(398)	(62)	(55)	(53)	(53)
Mortgage servicing rights	2,495	1,822	1,094	641	444
Other assets	2,516	2,105	1,566	997	874

Total Assets	$32,734	$29,495	$21,452	$16,826	$13,240

Deposits	$17,815	$10,898	$7,672	$5,743	$4,351
Advances from Federal Home Loan Bank	11,189	10,413	6,953	6,162	4,935
Other borrowings	652	4,637	4,367	3,162	2,622
Other liabilities and preferred stock in subsidiary	1,734	1,519	917	478	301

Total Liabilities and Preferred Stock in Subsidiary	$31,390	$27,467	$19,909	$15,545	$12,209

Shareholders’ Equity	$1,344	$2,028	$1,543	$1,280	$1,032

Statement of Operations Information(1)
Net interest income	$567	$527	$425	$405	$311
Provision for loan losses	(396)	(20)	(10)	(8)	(20)
Gain (loss) on sale of loans	(354)	668	592	431	387
Service fee income	519	101	44	(12)	(16)
Gain (loss) on securities	(439)	21	18	(24)	(31)
Fee and other income	107	50	37	27	19

Net revenues	4	1,347	1,106	819	650
Total expenses	(999)	(791)	(621)	(483)	(382)
(Provision) benefit for income taxes	380	(213)	(192)	(134)	(107)

Net earnings (loss)	$(615)	$343	$293	$202	$161

Operating Data
SFR mortgage loan production	$76,979	$89,951	$60,774	$37,902	$29,236
Total loan production(5)	78,316	91,698	62,714	39,048	30,036
Mortgage industry market share(6)	3.30%	3.30%	2.01%	1.37%	0.77%
Pipeline of SFR mortgage loans in process (at December 31)	$7,506	$11,821	$10,488	$6,689	$4,116
Loans sold	71,164	79,049	52,297	31,036	23,176
Loans sold/SFR mortgage loans production	92%	88%	86%	82%	79%
SFR mortgage loans serviced for others (at December 31)(7)	$181,724	$139,817	$84,495	$50,219	$30,774
Total SFR mortgage loans serviced (at December 31)	198,170	155,656	90,721	56,038	37,066
Average number of full-time equivalent employees (“FTEs”)	9,518	7,935	6,240	4,715	3,882

Per Common Share Data

Basic earnings (loss) per share(8)	$(8.28)	$5.07	$4.67	$3.41	$2.92
Diluted earnings (loss) per share(9)	(8.28)	4.82	4.43	3.27	2.88
Dividends declared per share	1.75	1.88	1.56	1.21	0.55
Dividend payout ratio(10)	(21)%	39%	35%	37%	19%
Book value per share (at December 31)	$16.61	$27.78	$24.02	$20.65	$18.17
Closing price per share (at December 31)	5.95	45.16	39.02	34.45	29.79
Average shares (in thousands):
Basic	74,261	67,701	62,760	59,513	55,247
Diluted	74,261	71,118	66,115	62,010	55,989

Performance Ratios

Return on average equity	(31.10)%	19.09%	21.23%	17.38%	17.02%
Return on average assets	(1.71)%	1.17%	1.38%	1.20%	1.38%
Net interest margin, consolidated	1.81%	2.02%	2.16%	2.61%	2.91%
Net interest margin, thrift(11)	2.16%	2.11%	2.27%	2.15%	1.78%
Mortgage banking revenue (“MBR”) margin on loans sold(12)	(0.22)%	1.06%	1.36%	1.80%	2.21%
Efficiency ratio(13)	244%	58%	55%	58%	57%
Operating expenses to loan production	1.24%	0.86%	0.99%	1.24%	1.27%

Average Balance Sheet Data and Asset Quality Ratios

Average interest-earning assets	$31,232	$26,028	$19,645	$15,521	$10,675
Average assets	35,969	29,309	21,278	16,871	11,712
Average equity	1,977	1,796	1,381	1,167	949
Debt to equity ratio (at December 31)(14)	16.2:1	13.5:1	12.9:1	12.1:1	11.8:1
Tier 1 (core) capital ratio (at December 31)(15)	6.24%	7.39%	8.21%	7.66%	7.56%
Risk-based capital ratio (at December 31)(15)	10.50%	11.72%	12.20%	12.02%	12.29%
Non-performing assets to total assets (at December 31)	4.61%	0.63%	0.34%	0.73%	0.76%
Allowance for loan losses to total loans held for investment (at December 31)	2.42%	0.61%	0.67%	0.78%	0.71%
Allowance for loan losses to non-performing loans held for investment (at December 31)	30.44%	57.51%	127.10%	107.67%	140.04%

(1)	The items under the balance sheet and statement of operations sections are rounded individually and therefore may not necessarily add to the total.

(2)	2003-2005 data has been retrospectively adjusted to reflect the stock option expenses under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS 123(R)”). Refer to “Note 23 — Benefit Plans” in the accompanying notes to our consolidated financial statements for further discussion.

(3)	For the year ended December 31, 2004, the data is presented on a pro forma basis excluding the effect of change in accounting principle for rate lock commitments under Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”), effective April 1, 2004, and for the impact of the purchase accounting adjustments for Financial Freedom. The SAB 105 impact for the year ended December 31, 2004 was $59.5 million. Additionally, the impact of the purchase accounting adjustment for Financial Freedom totaled $7.9 million before-tax. The pro forma results are provided so that investors can evaluate our results on a comparable basis. A full reconciliation between the pro forma and GAAP amounts, with the relevant performance ratios, is as follows:

	Year Ended December 31, 2004
	GAAP	Adjustments	Pro Forma
	(Dollars in millions, except per share data)

Gain on sale of loans	$364	$67	$431
Net revenues	751	67	818
Other expense	483	—	483
Income taxes	106	27	133

Net earnings	$162	$40	$202

Diluted earnings per share	$2.61	$0.66	$3.27
ROE	13.89%		17.38%
ROA	0.96%		1.20%

(4)	The Company previously classified the initial deferral of the incremental direct origination costs net of the fees collected on the loans as a net reduction in operating expenses. However, during 2005, we revised the presentation to reflect the deferral of the total fees collected as a reduction of fee and other income and the deferral of the incremental direct origination costs as a reduction of operating expenses. All prior periods were revised to conform to the current year presentation. This revision had no impact on reported earnings or the balance sheet in 2005 or in any prior period. Certain performance ratios based on net revenues or operating expenses were revised accordingly.

(5)	Total loan production includes newly originated commitments on builder construction loans as well as commercial real estate loan production, which started in March 2007.

(6)	Mortgage industry market share is calculated based on our total SFR mortgage loan production, both purchased (mortgage broker and banker) and originated (retail and mortgage broker and banker), in all channels (the numerator) divided by the Mortgage Bankers Association (“MBA”) February 15, 2008 Mortgage Finance Long-Term Forecast estimate of the overall mortgage market (the denominator). Our market share calculation is consistent with that of our mortgage banking peers. It is important to note that these industry calculations cause purchased mortgages to be counted more than once, i.e., first when they are originated and again by the purchasers (through financial institutions and conduit channels) of the mortgages. Therefore, our market share calculation may not be mathematically precise, but it is consistent with industry calculations, which we believe provides investors with a good view of our relative standing compared to our top mortgage lending peers.

(7)	SFR mortgage loans serviced for others represent the unpaid principal balance on loans sold with servicing retained by Indymac. Total SFR mortgage loans serviced include mortgage loans serviced for others and mortgage loans owned by and serviced for Indymac.

(8)	Net earnings (loss) divided by weighted average basic shares outstanding for the year.

(9)	Net earnings (loss) divided by weighted average diluted shares outstanding for the year. Due to the net loss for the year ended December 31, 2007, no potentially dilutive shares are included in the diluted loss per share calculation as including such shares in the calculation would be anti-dilutive.

(10)	Dividend payout ratio represents dividends declared per share as a percentage of diluted earnings (loss) per share. This ratio was negative for 2007 due to the Company’s net loss and resulting diluted loss per share for the year.

(11)	Net interest margin, thrift, represents the combined margin for thrift, elimination and other, and corporate overhead.

(12)	Mortgage banking revenue margin is calculated using the sum of consolidated gain (loss) on sale of loans and the net interest income earned on loans held for sale by our mortgage banking production divisions divided by total loans sold.

(13)	Efficiency ratio is defined as operating expenses divided by net revenues, excluding provision for loan losses.

(14)	Total debt divided by total shareholders’ equity. For December 31, 2007, preferred stock in subsidiary is included in the calculation.

(15)	The Tier 1 (core) capital ratio and risk-based capital ratio are for Indymac Bank and exclude unencumbered cash at the Parent Company available for investment in Indymac Bank. The risk-based capital ratio is calculated based on the regulatory standard risk weightings adjusted for the additional risk weightings for subprime loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements, and the notes thereto and the other information incorporated by reference herein.

OVERVIEW

The U.S. mortgage industry experienced unprecedented disruption in 2007. A combination of credit tightening and softening real estate prices throughout the U.S. has resulted in an industry-wide increase in delinquencies and foreclosures. Many mortgage lenders were forced to sell loans and securities at distressed prices, and many that were not depository institutions collapsed or were severely affected. As a result of this disruption, Indymac has made significant changes in its business model. We are currently expecting to originate a significant portion of our loans for sale to the GSEs as that market remains the only reliable secondary market, at present.

We have reduced our mortgage production by eliminating production channels and suspending products. We have suspended or eliminated many higher risk products, including high CLTV closed-end second liens and HELOCs, consumer and builder construction loans, and most non-conforming loan production. Also, we exited certain production channels, including the conduit channel, the homebuilder division and the home equity division. As a result, production results for 2007 show a significant decline from the prior year.

2007 was also severely impacted by worsening credit conditions as home prices and home sales declined. This has led to a significant increase in delinquencies in many products, particularly in higher loan-to-value (“LTV”) first and second lien loans and builder construction loans. As a result of the significantly worsening trends in home prices and loan delinquencies, we recorded significant charges, principally related to credit risk in our HFI portfolio, builder construction portfolio, and consumer construction portfolio. In addition, we recorded significant valuation adjustments in our loans held for sale, investment and non-investment grade securities and in residual securities. Finally, delinquency and repurchase demand trends, predominantly in our higher CLTV/LTV loan products, increased significantly.

As a result of these changes, virtually all of our operating segments, except for the mortgage servicing division and Financial Freedom, our reverse mortgage lending subsidiary, reported material losses in 2007. For the year ended December 31, 2007, Indymac had a consolidated net loss of $614.8 million. Regarding business segment performance1(, the mortgage production division had a net loss of $96.8 million in 2007 while the mortgage servicing division had earnings of $181.4 million. Combining mortgage production and servicing, the mortgage banking segment recorded net earnings of $33.0 million. The thrift segment recorded a net loss of $199.2 million for 2007 and our discontinued business activities recorded a net loss of $281.1 million. As a result of our thrift structure and strong capital and liquidity positions, we were not forced to sell assets at liquidation prices and our funding capacity was not materially impacted.

(1 Net income for the mortgage production division, mortgage servicing division and the thrift segment is before divisional and corporate overhead. Net income for the total mortgage banking segment is after divisional overhead but before corporate overhead.

NARRATIVE SUMMARY OF CONSOLIDATED FINANCIAL RESULTS

Year ended December 31, 2007 Compared to Year ended December 31, 2006

The Company recorded a net loss of $614.8 million, or $8.28 loss per diluted share, for the year ended December 31, 2007, compared with net earnings of $342.9 million, or $4.82 per diluted share, for the year ended December 31, 2006. The decline in profitability is mainly attributable to higher credit costs and significant reduction in gain on sale of loans due to spread widening and illiquidity in the secondary mortgage market. We recorded $1.4 billion of credit costs for the year ended December 31, 2007 compared to $126.1 million for the year ended December 31, 2006. As a result, our total credit reserves increased to $2.4 billion at December 31, 2007 compared to $619 million as of December 31, 2006. See the “Asset Quality” section for further information on credit reserves.

SFR Mortgage Loan Production

Our total SFR mortgage loan production for the year ended December 31, 2007 dropped 14%, to $77.0 billion, as compared to $90.0 billion for 2006. This decline in volume is mainly reflected in the 47%, or $14.0 billion, drop in production from our conduit channel from 2006 as we exited this channel due to its inherently lower profit margins and the current uncertainty with respect to secondary market spreads and execution. Also, volume from the mortgage broker and banker channel declined by $1.7 billion, or 4%, from 2006 as we migrated our production efforts to focus primarily on GSE-eligible loans. Total SFR mortgage loan production, excluding the conduit channel, produced $60.9 billion in 2007, reflecting a slight increase of 2% from $59.9 billion in 2006. Our retail channel continued to grow with production reaching $2.0 billion this year, significantly up from $7.0 million in 2006. The servicing retention channel saw an increase of 70% from 2006. The pipeline of SFR mortgage loans in process ended at $7.5 billion, down 37% from $11.8 billion at December 31, 2006.

Mortgage Banking Revenue Margin

Net revenues for the Company declined to $3.6 million for 2007 compared to $1.3 billion for 2006. This decline in net revenues is primarily due to the decline in MBR margin caused by the secondary market disruption discussed earlier and higher credit costs due to worsening delinquencies in our held for sale (“HFS”), HFI and credit risk securities portfolios. Our MBR margin declined to a negative 0.22% for the year ended December 31, 2007 from a positive 1.06% for the year ended December 31, 2006. This year over year MBR margin decline was primarily due to higher credit costs and the change in product mix of loans sold.

In the fourth quarter of 2007, we transferred HFS loans with an original cost basis of $10.9 billion to HFI loans as we no longer intend to sell these loans given the extreme disruption in the secondary mortgage market. These loans were transferred at the lower of cost or market (“LOCOM”), and, accordingly, we reduced the cost basis by $0.6 billion, resulting in an increase in HFI loans of $10.3 billion. The $0.6 billion reduction was a combination of LOCOM reserves existing at the third quarter of 2007 and additional charges to the gain on sale of loans during the fourth quarter of 2007. Embedded in this reduction are estimated credit losses of $474 million.

During 2007, we sold a total of $71.2 billion in loans and recorded a loss on sale of $354.4 million. By comparison, we sold a total of $79.0 billion in loans during 2006, which generated $668.0 million in gain on sale.

Other Credit Costs

As discussed earlier, credit costs during the year ended December 31, 2007 significantly increased primarily due to higher delinquency and foreclosure rates in both our HFS and HFI portfolios. For the HFI portfolio, we increased the provision for loan losses to $395.5 million for the year ended December 31, 2007 compared to $20.0 million for the year ended December 31, 2006. We repurchased $613 million of loans for the year ended December 31, 2007, mainly due to early payment defaults, compared to $194 million during the year ended December 31, 2006. Based on delinquency trends and demand activity, we expect to repurchase additional loans in 2008 and beyond. Accordingly, we recorded a provision for the secondary market reserve of $232.5 million for the year ended December 31, 2007, compared to $37.3 million for the prior year.

Non-interest Income

Total non-interest income, excluding gain on sale of loans, increased 9% from $171.9 million for the year ended December 31, 2006 to $186.7 million for the year ended December 31, 2007. This increase is largely due to the strong performance from our mortgage servicing division. Service fee income increased $417.9 million as a direct result of the growth in our servicing portfolio, slower prepayment rates and effective hedge performance. These increases were offset by a reduction in revenue from our mortgage-backed securities (“MBS”) portfolio. The MBS portfolio revenue declined from a gain of $20.5 million for the year ended December 31, 2006 to a loss of $439.7 million for the year ended December 31, 2007, primarily due to valuation adjustments on non-investment grade and residual securities.

Operating Expenses

Total operating expenses increased 23% from $789.0 million for the year ended December 31, 2006 to $973.7 million for the year ended December 31, 2007. The increase is primarily reflected in the 20% growth of our average FTEs from 7,935 for 2006 to 9,518 for 2007, which was necessary to support the expansion of our retail lending group and growth in loan servicing and default management functions. Contributing to the increase in expenses were REO related expenses, which increased by $42.2 million due to further write-downs on REOs resulting from the rapid decline in values, as well as higher foreclosures resulting from worsened delinquencies in our portfolio. In addition, we recorded severance charges of approximately $28 million in the third quarter of 2007 related to the reduction of our workforce.

Year ended December 31, 2006 Compared to Year ended December 31, 2005

Industry loan volumes of $2.7 trillion were 28% below 2003’s historic high level and 10% lower than in 2005. Mortgage banking revenue margins declined further after sharp declines in 2005, and net interest margins continued to compress, as the yield curve inverted with the average spread between the 10-year Treasury yield and the 1-month LIBOR declining from 89 basis points in 2005 to negative 31 basis points in 2006. The housing industry slowed down significantly, increasing loan delinquencies and non-performing assets and driving up credit costs for all mortgage lenders. Yet, despite these challenges, Indymac reached new performance heights in 2006, achieving:

•	Record mortgage loan production of $90 billion, a 48% increase over 2005;

•	Record mortgage market share of 3.30%, a 64% gain over the 2.01% share we had in 2005;

•	Record net revenues of $1.3 billion, a 22% increase over 2005;

•	Record earnings per share of $4.82, a 9% gain;

•	Record growth in total assets, which increased by $8 billion, or 37%, to $29.5 billion;

•	Record growth in our portfolio of loans served for others, which increased by $55 billion, or 65%, to 140 billion;

•	Strong return on equity of 19%, slightly lower than last year’s 21% level.

Net revenues of $1.3 billion for 2006 reflect an increase of 22% over 2005. Key drivers of this growth included the following:

1) Growth in average interest earning assets of 32% from $19.6 billion in 2005 to $26.0 billion in 2006, leading to an increase in net interest income of 24% to $526.7 million. The increase was primarily driven by the growth in production, increased retention of securities and loans in our held for investment portfolio, offset by the sale of loans. Net interest margin declined from 2.16% to 2.02% during a period of inverted yield curve. Factors contributing to this decline included higher cost of funds and hedging cost, higher premium amortization and increased non-performing loans. This decline somewhat mitigated the positive impact from the growth in average interest earning assets.

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

3) Provision for loan loss increased from $10.0 million for 2005 to $20.0 million for 2006 mainly due to an increase in our non-performing assets as delinquencies worsened. As of December 31, 2006, the allowance for loan losses represented 4.9 times net charge-offs, down from 7.2 times at December 31, 2005 as net charge-offs for 2006 increased 4 basis points to 0.14% of average loans held for investment.

4) Service fee income of $101.3 million in 2006 grew 129% over 2005 driven by the increase in the principal balance of loans serviced for others combined with effective hedging performance and slowing prepayments attributable to reduced refinancing and home sales.

Operating expenses of $789.0 million in 2006 reflected an increase of 28%, consistent with the growth in our operations and infrastructure investments in order to execute on our strategy to increase production and revenue. During 2006, we opened three new regional centers, which increased our total regional centers to 16 at December 31, 2006. In addition, average FTE increased 27% from 6,240 to 7,935 during the year supporting this growth.

SUMMARY OF BUSINESS SEGMENT RESULTS

Our segment reporting is organized consistent with our hybrid business model. Mortgage banking involves the origination, securitization and sale of mortgage loans and related assets, and the servicing of those loans. The revenues from mortgage banking consist primarily of gains on the sale of the loans, fees earned from origination, net interest income earned while the loans are held pending sale, and servicing fees. On the thrift side, we generate core spread income from our investment portfolio of prime SFR mortgage loans, MBS and consumer construction loans.

As conditions in the U.S. mortgage market have deteriorated, we have exited certain production channels and are reporting them in a separate category in our segment reporting, “Discontinued Business Activities” as a result of our continuing involvement with these activities. These exited production channels include the conduit, homebuilder and home equity channels. These activities are not considered discontinued operations as defined by SFAS 144. We segregated the business activities we have exited so that the segments represent our new business model. See the “Discontinued Business Activities” section for more information.

We have developed a detailed reporting process that computes net earnings and ROE for our key business segments each reporting period, and we use the results to evaluate our managers’ performance and determine their incentive compensation. In addition, we use the results to evaluate the performance and prospects of our divisions and adjust our capital allocations to those that earn the best returns for our shareholders.

We predominantly use GAAP to compute each division’s financial results as if it were a stand-alone entity. Consistent with this approach, borrowed funds and their interest cost are allocated based on the funds actually used by the Company to fund the division’s assets and capital is allocated based on regulatory capital rules for the specific assets of each segment. Additionally, transactions between divisions are reflected at arms-length in these financial results, and intercompany profits are eliminated in consolidation. We do not allocate fixed corporate and business unit overhead costs to our profit center divisions, because the methodologies to do so are arbitrary and would distort each division’s marginal contribution to our profits. However, the cost of these overhead activities is included in the following tables to reconcile to our consolidated results and is tracked closely, so the responsible managers can be held accountable for the level of these costs and their efficient use.

The following table and discussions explain the recent results of our two major operating segments, mortgage banking and thrift. These activities, combined with the eliminations and other category, which includes supporting deposit and treasury costs as well as eliminating entries and discontinued business activities, form our total operating results. Our unallocated corporate overhead costs are also presented and discussed. We have also included supplemental tables showing detailed division level financial results for each of our major operating segments.

The following summarizes the Company’s financial results by segment for the years indicated (dollars in thousands):

	Mortgage			Total		Total	Discontinued
	Banking	Thrift	Eliminations	Operating	Corporate	On-Going	Business	Total
	Segment	Segment	& Other(1)	Results	Overhead	Businesses	Activities	Company

Year Ended December 31, 2007
Operating Results
Net interest income	$93,248	$234,865	$107,937	$436,050	$(9,437)	$426,613	$140,129	$566,742
Provision for loan losses	—	(185,919)	—	(185,919)	—	(185,919)	(209,629)	(395,548)
Gain (loss) on sale of loans	96,858	24,409	(168,083)	(46,816)	—	(46,816)	(307,544)	(354,360)
Service fee income (expense)	427,490	—	88,357	515,847	—	515,847	3,406	519,253
Gain (loss) on securities	(35,595)	(339,010)	(42,965)	(417,570)	—	(417,570)	(22,143)	(439,713)
Gain on sale and leaseback of building	—	—	—	—	23,982	23,982	—	23,982
Other income (expense)	43,467	29,349	3,582	76,398	1,408	77,806	5,402	83,208

Net revenues (expense)	625,468	(236,306)	(11,172)	377,990	15,953	393,943	(390,379)	3,564
Operating expenses	812,639	97,130	65,182	974,951	161,188	1,136,139	76,912	1,213,051
Severance charges	—	—	—	—	31,850	31,850	—	31,850
Pension curtailment gain	—	—	—	—	(10,335)	(10,335)	—	(10,335)
Deferral of expenses under SFAS 91	(244,421)	(8,251)	(78)	(252,750)	—	(252,750)	(6,405)	(259,155)

Pre-tax earnings (loss)	57,250	(325,185)	(76,276)	(344,211)	(166,750)	(510,961)	(460,886)	(971,847)

Minority interests	1,288	1,207	20,029	22,524	48	22,572	449	23,021

Net earnings (loss)	$32,964	$(199,247)	$(65,797)	$(232,080)	$(101,599)	$(333,679)	$(281,129)	$(614,808)

Performance Data
Average interest-earning assets	$8,386,138	$14,976,535	$(88,143)	$23,274,530	$553,740	$23,828,270	$7,403,916	$31,232,186
Allocated capital	823,308	670,476	4,325	1,498,109	58,570	1,556,679	420,253	1,976,932
Loans produced	58,217,003	2,988,322	N/A	61,205,325	—	61,205,325	17,111,059	78,316,384
Loans sold	59,148,675	6,363,003	(15,194,611)	50,317,067	—	50,317,067	20,846,657	71,163,724
MBR margin	0.39%	0.38%	N/A	N/A	N/A	0.17%	(1.17)%	(0.22)%
ROE	4%	(30)%	N/A	(15)%	N/A	(21)%	(67)%	(31)%
Net interest margin	N/A	1.57%	N/A	1.87%	N/A	1.79%	1.89%	1.81%
Net interest margin, thrift	N/A	1.57%	N/A	N/A	N/A	2.16%	N/A	N/A
Average FTE	7,173	436	333	7,942	1,241	9,183	335	9,518

Year Ended December 31, 2006
Operating Results
Net interest income	$80,721	$197,333	$76,139	$354,193	$(8,737)	$345,456	$181,265	$526,721
Provision for loan losses	—	(12,728)	—	(12,728)	—	(12,728)	(7,265)	(19,993)
Gain (loss) on sale of loans	616,594	42,649	(67,639)	591,604	—	591,604	76,450	668,054
Service fee income (expense)	136,790	—	(35,939)	100,851	—	100,851	466	101,317
Gain (loss) on securities	19,173	3,434	10,809	33,416	—	33,416	(12,934)	20,482
Other income (expense)	12,268	26,771	(1,664)	37,375	2,220	39,595	10,527	50,122

Net revenues (expense)	865,546	257,459	(18,294)	1,104,711	(6,517)	1,098,194	248,509	1,346,703
Operating expenses	685,867	81,720	49,009	816,596	168,697	985,293	72,160	1,057,453
Deferral of expenses under SFAS 91	(247,047)	(8,812)	(2,229)	(258,088)	—	(258,088)	(8,158)	(266,246)

Pre-tax earnings (loss)	426,726	184,551	(65,074)	546,203	(175,214)	370,989	184,507	555,496

Net earnings (loss)	$259,225	$112,394	$(34,352)	$337,267	$(106,705)	$230,562	$112,367	$342,929

Performance Data
Average interest-earning assets	$6,291,661	$12,037,309	$(89,838)	$18,239,132	$588,649	$18,827,781	$7,200,495	$26,028,276
Allocated capital	636,786	536,943	2,108	1,175,837	182,550	1,358,387	437,873	1,796,260
Loans produced	56,802,029	2,937,596	—	59,739,625	—	59,739,625	31,958,199	91,697,824
Loans sold	54,536,739	2,666,610	(9,184,815)	48,018,534	—	48,018,534	31,030,428	79,048,962
MBR margin	1.30%	1.60%	N/A	N/A	N/A	1.42%	N/A	1.06%
ROE	41%	21%	N/A	29	N/A	17%	26%	19%
Net interest margin	N/A	1.64%	N/A	1.94%	N/A	1.83%	2.52%	2.02%
Net interest margin, thrift	N/A	1.64%	N/A	N/A	N/A	2.11%	N/A	N/A
Average FTE	5,586	473	314	6,373	1,232	7,605	330	7,935

Year over Year Comparison
% change in net earnings	(87)%	(277)%	(92)%	(169)%	5%	(245)%	(350)%	(279)%
% change in capital	29%	25%	105%	27%	(68)%	15%	(4)%	10%

(1)	Included are eliminations, deposits, and treasury items. See the “Eliminations and Other Segment” section for details.

MORTGAGE BANKING SEGMENT

Our mortgage banking segment primarily consists of the mortgage production division and the mortgage servicing division, which services the loans that Indymac originates, whether they have been sold into the secondary market or are held for investment on our balance sheet.

The mortgage banking segment reported net earnings of $33.0 million for the year ended December 31, 2007 compared with net earnings of $259.2 million in the prior year. These lower results were caused by a large decline in earnings from our mortgage production division, which reported a $96.8 million after-tax loss this year, partially offset by very strong returns and growth in the mortgage servicing division.

The primary driver of the loss in the mortgage production division in 2007 was the decline in the MBR margin from 1.29% of loans sold in 2006 to 0.32% of loans sold in 2007. A large increase in production credit costs was the primary cause of this decline. Mortgage banking revenue was reduced by $476.5 million in pre-tax credit related costs in 2007, representing a $377.6 million increase from $98.9 million in 2006. As credit conditions in the U.S. mortgage market have deteriorated, our loan production credit costs have increased. Thus, we discontinued the offering of products where these losses were concentrated. As a result, substantially all of the production credit losses we incurred in the fourth quarter of 2007 resulted from products we no longer offer.

In addition to the increased credit losses, the continued severe disruption in the secondary market for loans and securities not sold to the GSEs has caused us to rapidly change our production business model from a primary focus on non-GSE mortgage banking to a model that now produces production that is 75%-85% eligible for sale to the GSEs. This change in our business model has temporarily reduced the profitability of our production divisions, as we have worked to lower our costs and our salesforce has adapted to selling these GSE products.

The mortgage banking segment was also negatively impacted in 2007 as it includes two start-up businesses, the retail lending group and commercial mortgage banking division, which are currently unprofitable. These two businesses reported a combined after-tax loss of $38.8 million in 2007. We expect these businesses to contribute to mortgage banking profits in 2008.

The significant disruption in credit and housing markets that occurred during 2007 had a materially negative impact on our production results. These disruptions have resulted in higher non-GSE mortgage rates, significantly more restrictive underwriting guidelines and declining home prices, all of which worked to slow prepayments in our servicing portfolio. The loans in our servicing portfolio prepaid at an annual rate of 10% in 2007 compared with 20% in 2006. The expectation of slower non-GSE prepayments offset the impact of lower market interest rates and resulted in strong hedging results. As a result, the net income from our mortgage servicing division increased 174% from $66.1 million in 2006 to $181.4 million in 2007 and resulted in a 50% return on the approximately $400 million of capital we have invested in this division.

The following provides details on total mortgage banking segment for the years indicated (dollars in thousands):

			Consumer	Commercial	Total
	Mortgage	Mortgage	Mortgage	Mortgage	Mortgage
	Production	Servicing	Banking	Banking	Banking
	Division	Division	O/H(1)	Division	Segment

Year Ended December 31, 2007
Operating Results
Net interest income	$132,086	$(40,563)	$853	$872	$93,248
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	45,872	56,124	—	(5,138)	96,858
Service fee income (expense)	38,046	389,441	—	3	427,490
Gain (loss) on securities	—	(35,595)	—	—	(35,595)
Other income (expense)	29,543	12,986	701	237	43,467

Net revenues (expense)	245,547	382,393	1,554	(4,026)	625,468
Operating expenses	632,431	97,073	73,998	9,137	812,639
Deferral of expenses under SFAS 91	(229,972)	(13,619)	—	(830)	(244,421)

Pre-tax earnings (loss)	(156,912)	298,939	(72,444)	(12,333)	57,250

Minority interests	604	627	28	29	1,288

Net earnings (loss)	$(96,777)	$181,427	$(44,146)	$(7,540)	$32,964

Performance Data
Average interest-earning assets	$7,135,160	$1,176,711	$2,427	$71,840	$8,386,138
Allocated capital	441,917	361,405	14,208	5,778	823,308
Loans produced	53,263,377	4,592,979	—	360,647	58,217,003
Loans sold	55,035,002	4,071,678	—	41,995	59,148,675
MBR margin	0.32%	1.38%	N/A	N/A	0.39%
ROE	(22)%	50%	N/A	(130)%	4%
Net interest margin	1.85%	N/A	N/A	1.21%	N/A
Average FTE	5,433	281	1,420	39	7,173

Year Ended December 31, 2006
Operating Results
Net interest income	$91,648	$(11,489)	$562	$—	$80,721
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	585,501	31,093	—	—	616,594
Service fee income (expense)	21,141	115,649	—	—	136,790
Gain (loss) on securities	—	19,173	—	—	19,173
Other income (expense)	1,958	7,015	3,295	—	12,268

Net revenues (expense)	700,248	161,441	3,857	—	865,546
Operating expenses	564,200	60,894	59,997	776	685,867
Deferral of expenses under SFAS 91	(238,979)	(8,068)	—	—	(247,047)

Pre-tax earnings (loss)	375,027	108,615	(56,140)	(776)	426,726

Net earnings (loss)	$227,739	$66,147	$(34,189)	$(472)	$259,225

Performance Data
Average interest-earning assets	$5,707,401	$581,789	$2,471	$—	$6,291,661
Allocated capital	370,703	253,235	12,848	—	636,786
Loans produced	54,103,697	2,698,332	—	—	56,802,029
Loans sold	52,480,834	2,055,905	—	—	54,536,739
MBR margin	1.29%	1.51%	N/A	N/A	1.30%
ROE	61%	26%	N/A	N/A	41%
Net interest margin	1.61%	N/A	N/A	N/A	N/A
Average FTE	4,324	201	1,060	1	5,586

Year over Year Comparison
% change in net earnings	(142)%	174%	(29)%	N/A	(87)%
% change in capital	19%	43%	11%	N/A	29%

(1)	Included mortgage production division overhead, servicing overhead and secondary marketing overhead of $(16.6) million, $(14.1) million and $(13.5) million, respectively, for the year ended December 31, 2007. For the year ended December 31, 2006, the mortgage production division overhead, servicing overhead and secondary marketing overhead were $(14.4) million, $(10.1) million and $(9.7) million, respectively.

MORTGAGE PRODUCTION DIVISION

The mortgage production division originates loans through three divisions: mortgage professionals group (“MPG”), Financial Freedom and consumer direct. The MPG sources loans through relationships with mortgage brokers, financial institutions, Realtors, and homebuilders, and is composed of two channels: retail and mortgage broker and banker.

The consumer direct division offers mortgage loans directly to consumers via our Southern California retail branch network and our centralized call center, sourcing leads through direct mail, internet lead aggregators, online advertising and referral programs.

Within the MPG, the retail channel provides mortgage financing directly to home purchase oriented consumers by targeting Realtors®, homebuilders and financial professionals via storefront mortgage loan offices. With the goal of becoming a top 15 retail lender over the next five years, our April 2007 acquisition of the retail platform of NYMC and the hiring of retail lending professionals provide a model for this division. As of December 31, 2007, we have 182 retail mortgage offices/branches throughout the U.S.

Mortgage broker and banker is the largest channel in our MPG, funding loans originated through mortgage brokers and emerging mortgage bankers nationwide. This channel also purchases closed loans — those already funded — on a flow basis from mortgage brokers, realtors, homebuilders, mortgage bankers and financial institutions.

Financial Freedom provides reverse mortgage products directly to seniors (age 62 and older) and through the mortgage broker and banker channel. Through this division, we remain the leader in the fast growing reverse mortgage market. Financial Freedom also retains MSRs and receives fees and ancillary revenues for servicing loans sold into the secondary market.

The following provides details on the results for the mortgage production division for the years indicated (dollars in thousands):

		Mortgage Professionals Group
			Mortgage	Total		Total
	Consumer		Broker and	Mortgage	Financial	Mortgage
	Direct	Retail	Banker	Professionals	Freedom	Production
	Division	Channel	Channel	Group	Division	Division

Year Ended December 31, 2007
Operating Results
Net interest income	$1,238	$4,324	$106,736	$111,060	$19,788	$132,086
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	7,804	(1,511)	(99,838)	(101,349)	139,417	45,872
Service fee income (expense)	—	—	—	—	38,046	38,046
Other income (expense)	726	12,485	15,978	28,463	354	29,543

Net revenues (expense)	9,768	15,298	22,876	38,174	197,605	245,547
Operating expenses	23,917	104,122	367,567	471,689	136,825	632,431
Severance charges	—	—	—	—	—	—
Deferral of expenses under SFAS 91	(10,856)	(37,512)	(153,973)	(191,485)	(27,631)	(229,972)

Pre-tax earnings (loss)	(3,293)	(51,312)	(190,718)	(242,030)	88,411	(156,912)

Minority interests	7	46	319	365	232	604

Net earnings (loss)	$(2,013)	$(31,295)	$(116,466)	$(147,761)	$52,997	$(96,777)

Performance Data
Average interest-earning assets	$116,713	$171,477	$5,879,797	$6,051,274	$967,173	$7,135,160
Allocated capital	5,710	13,761	288,202	301,963	134,244	441,917
Loans produced	1,062,934	2,027,631	45,449,927	47,477,558	4,722,885	53,263,377
Loans sold	1,139,515	1,569,648	47,536,034	49,105,682	4,789,805	55,035,002
MBR margin(1)	0.79%	0.18%	0.01%	0.02%	3.32%	0.32%
ROE	(35)%	(227)%	(40)%	(49)%	39%	(22)%
Net interest margin	1.06%	2.52%	1.82%	1.84%	2.05%	1.85%
Average FTE	266	1,005	2,814	3,819	1,348	5,433

Year Ended December 31, 2006
Operating Results
Net interest income	$2,478	$30	$79,222	$79,252	$9,918	$91,648
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	32,162	315	392,180	392,495	160,844	585,501
Service fee income (expense)	—	—	—	—	21,141	21,141
Other income (expense)	469	336	1	337	1,152	1,958

Net revenues (expense)	35,109	681	471,403	472,084	193,055	700,248
Operating expenses	54,248	3,654	371,052	374,706	135,246	564,200
Deferral of expenses under SFAS 91	(22,330)	(98)	(184,295)	(184,393)	(32,256)	(238,979)

Pre-tax earnings (loss)	3,191	(2,875)	284,646	281,771	90,065	375,027

Net earnings (loss)	$1,943	$(1,751)	$173,349	$171,598	$54,198	$227,739

Performance Data
Average interest-earning assets	$202,035	$2,637	$4,885,249	$4,887,886	$617,480	$5,707,401
Allocated capital	10,814	131	263,328	263,459	96,430	370,703
Loans produced	1,922,448	35,845	47,121,871	47,157,716	5,023,533	54,103,697
Loans sold	1,968,766	31,548	45,982,168	46,013,716	4,498,352	52,480,834
MBR margin(1)	1.76%	1.09%	1.03%	1.03%	3.80%	1.29%
ROE	18%	N/M	66%	65%	56%	61%
Net interest margin	1.23%	1.14%	1.62%	1.62%	1.61%	1.61%
Average FTE	372	25	2,655	2,680	1,272	4,324

Year over Year Comparison
% change in net earnings	(204)%	N/M	(167)%	(186)%	(2)%	(142)%
% change in capital	(47)%	N/M	9%	15%	39%	19%

(1)	MBR margin is calculated using the sum of consolidated gain (loss) on sale of loans and the net interest income earned on HFS loans by our mortgage production division divided by total loans sold. The gain (loss) on sale of loans includes fair value adjustments on HFS loans in our portfolio at the end of the year that are not included in the amount of total loans sold.

The following summarizes the key production drivers for the mortgage broker and banker channel for the years indicated:

	Year Ended December 31
			% Change		% Change
	2007	2006	2007/2006	2005	2007/2005

Key Production Drivers:
Active customers(1)	8,294	7,927	5%	6,728	23%
Sales personnel	1,140	1,025	11%	712	60%
Number of regional offices	16	16	—	13	23%

(1)	Active customers are defined as customers who funded at least one loan during the most recent 90-day period.

Loan Production

Loan production and sales are the drivers of our mortgage banking segment. While the mortgage production division of our mortgage banking segment contributes 68% to our total loan originations, the following discussion refers to our total production, through both the mortgage banking and thrift segments and the discontinued business activities.

We generated SFR mortgage loan production of $77.0 billion for the year ended December 31, 2007, down $13.0 billion from the year ended December 31, 2006, and up $16.2 billion from the year ended December 31, 2005. Total loan production, including commercial real estate loans and builder financings, reached $78.3 billion for 2007, compared to $91.7 billion for 2006 and $62.7 billion for 2005. At December 31, 2007, our total pipeline of SFR mortgage loans in process was $7.5 billion, down 37% from $11.8 billion at December 31, 2006, and down 28% from $10.5 billion at December 31, 2005. On February 15, 2008, the MBA issued an estimate of the industry volume for 2007 of $2,332 billion, which represents a 14% drop from 2006, and a 23% drop from 2005. Based on this estimate, our market share is 3.30% for the year ended December 31, 2007 and remained flat compared to the year ended December 31, 2006, but up from 2.01% for the year ended December 31, 2005.

The decline in our SFR mortgage loan production from 2006 was attributable to the overall drop in industry mortgage origination volumes and from our transition to becoming primarily a GSE lender as a result of the severe disruption in housing and credit markets. Total SFR mortgage loan production decreased primarily due to the $14.0 billion decrease in our conduit business and the discontinuance of various products due to credit and liquidity concerns. We exited the conduit channel as a response to the disruption in the secondary market. Excluding production from the conduit channel, total SFR production increased $1.0 billion year-over-year. MPG’s mortgage broker and banker channel declined $1.7 billion in production from 2006. Our retail channel generated $2.0 billion in production for 2007. The Financial Freedom division saw a 6% decline in its reverse mortgage production from 2006 as competition intensified in the reverse mortgage market.

The following summarizes our loan production by division and channel for the years indicated (dollars in millions):

	Year Ended December 31
			% Change		% Change
	2007	2006	2007/2006	2005	2007/2005

Production by Division:
SFR mortgage loan production:
Mortgage professionals group:
Mortgage broker and banker channel(1)	$45,449	$47,123	(4)%	$34,864	30%
Retail channel	2,027	7	N/M	—	N/A
Consumer direct division	1,063	1,951	(46)%	2,883	(63)%
Financial Freedom division	4,723	5,024	(6)%	2,935	61%
Servicing retention division	4,593	2,698	70%	1,079	326%
Consumer construction division(2)	2,988	2,937	2%	2,994	—

Total on-going businesses	60,843	59,740	2%	44,755	36%

Conduit channel	16,097	30,101	(47)%	15,811	2%
Home equity division(2)	39	110	(65)%	208	(81)%

Total discontinued business activities	16,136	30,211	(47)%	16,019	1%

Total SFR mortgage loan production	76,979	89,951	(14)%	60,774	27%
Commercial loan production:
Commercial mortgage banking division — on-going businesses	361	—	N/A	—	N/A
Homebuilder division(2) — discontinued business activities	976	1,747	(44)%	1,940	(50)%

Total loan production	$78,316	$91,698	(15)%	$62,714	25%

Total pipeline of SFR mortgage loans in process at year end	$7,506	$11,821	(37)%	$10,488	(28)%

(1)	The mortgage broker and banker channel includes $5.3 billion, $3.3 billion and $1.3 billion of production from wholesale inside sales for 2007, 2006 and 2005, respectively. The mortgage broker and banker inside sales force focuses on small and geographically remote mortgage brokers through centralized in-house sales personnel instead of field sales personnel.

(2)	The amounts of HELOCs, consumer construction loans and builder construction loans originated by these channels represent commitments.

The following summarizes our loan production by product type for the years indicated (dollars in millions):

	Year Ended December 31
			% Change		% Change
	2007	2006	2007/2006	2005	2007/2005

Production by Product Type:
Standard first mortgage products:
Prime(1)	$62,917	$71,403	(12)%	$48,315	30%
Subprime(1)	2,617	2,674	(2)%	2,276	15%

Total standard first mortgage products (S&P evaluated)	65,534	74,077	(12)%	50,591	30%
Specialty consumer home mortgage products:
HELOCs(1)/Seconds	3,496	7,199	(51)%	3,653	(4)%
Reverse mortgages	4,723	5,024	(6)%	2,935	61%
Consumer construction(2)	3,182	3,651	(13)%	3,595	(11)%
Government — FHA/VA(3)	44	—	N/A	—	N/A

Subtotal SFR mortgage production	76,979	89,951	(14)%	60,774	27%

Commercial loan products:
Commercial real estate	361	—	N/A	—	N/A
Builder construction commitments(2)	976	1,747	(44)%	1,940	(50)%

Total production	$78,316	$91,698	(15)%	$62,714	25%

Total S&P lifetime loss estimate(4)	1.14%	1.90%		1.49%

(1)	The loan production by product type provides a breakdown of standard first mortgage products by prime and subprime only. As the definition of various product types tends to vary widely in the mortgage industry, we believe further classification may not accurately reflect the credit quality of loans produced implied through such classification.

(2)	Amounts represent total commitments.

(3)	Amounts represent loans insured by the Federal Housing Administration (“FHA”) and loans guaranteed by the Veterans Administration (“VA”).

(4)	While our production is evaluated using the Standard & Poor’s (“S&P”) Levels model, the data are not audited or endorsed by S&P. S&P evaluated production excludes second liens, HELOCs, reverse mortgages, and construction loans. All loss estimates reported here have been restated to use S&P’s new 6.1 model which was released in November 2007.

Loan Sale and Distribution

The following shows the various channels through which loans were distributed for the Company during the years indicated (dollars in millions):

	Year Ended December 31
	2007	2006	2005

Distribution of Loans by Channel:
Sales of GSE equivalent loans	48%	20%	17%
Private-label securitizations	34%	40%	60%
Whole loan sales, servicing retained	17%	38%	20%
Whole loan sales, servicing released	1%	2%	3%

Total loan sales percentage	100%	100%	100%

Total loan sales	$71,164	$79,049	$52,297

Due to the disruptions in the secondary mortgage market, we have tightened our guidelines and focused on GSE eligible mortgage products. As a result, sales to GSEs increased to 48% of total loan distribution for the year ended December 31, 2007, up from 20% for the year ended December 31, 2006. We expect that a very high percentage of our loan sales will be to the GSEs until the private MBS market recovers.

In conjunction with the sale of mortgage loans, we generally retain certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, AAA-rated principal-only securities, prepayment penalty securities, late fee securities, investment and non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). During the year ended December 31, 2007, the calculation of gain (loss) on sales of loans included the retention of $988.2 million of MSRs and $2.8 billion of other retained assets, consisting of investment-grade securities of $581.4 million and non-investment grade and residual securities of $169.0 million. During the year ended December 31, 2007, assets previously retained generated cash flows of $858.5 million. For more information on the valuation assumptions related to our retained assets, see “Table 12. Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities” of “Appendix A: Additional Quantitative Disclosures.”

The profitability of our loans is measured by the MBR margin, which is calculated using mortgage banking revenue divided by total loans sold. MBR includes total consolidated gain (loss) on sale of loans and the net interest income earned on mortgage loans held for sale by mortgage banking production divisions. Most of the gain (loss) on sale of loans resulted from the loan sale activities in our mortgage banking segment. The gain (loss) on sale recognized in the thrift segment is included in the MBR margin calculation.

The following summarizes the amount of loans sold and the MBR margin during the years indicated (dollars in millions):

	Year Ended December 31
			% Change		% Change
	2007	2006	2007/2006	2005	2007/2005

Total loans sold	$71,164	$79,049	(10)%	$52,297	36%
MBR margin after production hedging	0.99%	1.41%	(30)%	1.70%	(42)%
MBR margin after credit costs	—	1.28%	—	1.62%	—
Net MBR margin	(0.22)%	1.06%	(121)%	1.37%	(116)%

For more details on our MBR margin, see “Table 7. MBR Margin” of “Appendix A: Additional Quantitative Disclosures.”

MORTGAGE SERVICING DIVISION

Servicing is a key component of our business model, as it is a natural complement to our mortgage production operations and its financial performance tends to run countercyclical to the mortgage production business. Our mortgage servicing platform remains a strong and stable source of profitability in the midst of the current mortgage market turmoil.

Through MSRs retained from our mortgage banking activities, we collect fees and ancillary revenues for servicing loans sold into the secondary market. As interest rates rise and/or mortgage spreads widen, the expected life of the underlying loans is generally extended, which extends the life of the income stream flowing from those loans. This in turn increases the capitalized value of the associated MSRs. Conversely, as interest rates decline and/or mortgage spreads tighten, the value of the MSRs may also decline. To mitigate the potential volatility in the MSRs, we hedge this asset to earn a stable return throughout the interest rate cycle. For more information on servicing hedges, see the “Consolidated Risk Management Discussion” section.

During 2007, our MSRs experienced a decline in value due to significantly lower mortgage interest rates. However, this was more than offset by gains in value in our hedging instruments and from a continued decline in actual prepayment speeds in the year. Actual prepayment speeds have declined due to the impact of tighter guidelines on available mortgage loans in the market and declining home prices limiting the refinance capability of consumers.

Our servicing portfolio provides opportunities to cross sell other products, such as checking accounts, certificates of deposit, and other deposit services. In a declining interest rate environment, our servicing portfolio provides an existing base of customers who may be in the market to refinance. Capturing or “retaining” these customers helps mitigate the decline in the value of our mortgage servicing asset caused by prepayment of the original loan.

The fair value of our MSRs is determined using discounted cash flow techniques benchmarked against a third-party opinion of value. Estimates of fair value involve several assumptions, including assumptions about future prepayment rates, market expectations of future interest rates, cost to service the loans (including default management costs), ancillary incomes, and discount rates. Prepayment speeds are projected using a prepayment model developed by a third-party vendor and calibrated for the Company’s collateral. The model considers key factors, such as refinance incentive, housing turnover, seasonality, and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/swap curve, as well as collateral specific current coupon information. For further detail on the valuation assumptions, see “Table 12. Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities” of “Appendix A: Additional Quantitative Disclosures.”

Total capitalized MSRs reached $2.5 billion as of December 31, 2007, up $673.0 million, or 37%, from $1.8 billion at December 31, 2006.

The following provides additional details on the results for the mortgage servicing division for the years indicated (dollars in thousands):

	Mortgage		Total
	Servicing	Servicing	Mortgage
	Rights	Retention	Servicing
	Channel	Channel	Division

Year Ended December 31, 2007
Operating Results
Net interest income (expense)	$(52,008)	$11,445	$(40,563)
Provision for loan losses	—	—	—
Gain (loss) on sale of loans	2,241	53,883	56,124
Service fee income	389,441	—	389,441
Gain (loss) on securities	(35,595)	—	(35,595)
Other income	6,042	6,944	12,986

Net revenues (expense)	310,121	72,272	382,393
Operating expenses	48,390	48,683	97,073
Deferral of expenses under SFAS 91	—	(13,619)	(13,619)

Pre-tax earnings (loss)	261,731	37,208	298,939

Minority interests	562	65	627

Net earnings (loss)	$158,833	$22,594	$181,427

Performance Data
Average interest-earning assets	$343,595	$833,116	$1,176,711
Allocated capital	324,001	37,404	361,405
Loans produced	—	4,592,979	4,592,979
Loans sold	—	4,071,678	4,071,678
MBR Margin	N/A	1.32%	1.38%
ROE	49%	60%	50%
Net interest margin	N/A	1.37%	N/A
Average FTE	91	190	281

Year Ended December 31, 2006
Operating Results
Net interest income (expense)	$(16,277)	$4,788	$(11,489)
Provision for loan losses	—	—	—
Gain (loss) on sale of loans	1,994	29,099	31,093
Service fee income	115,657	(8)	115,649
Gain (loss) on securities	19,173	—	19,173
Other income	1,755	5,260	7,015

Net revenues (expense)	122,302	39,139	161,441
Operating expenses	31,529	29,365	60,894
Deferral of expenses under SFAS 91	—	(8,068)	(8,068)

Pre-tax earnings (loss)	90,773	17,842	108,615

Net earnings (loss)	$55,281	$10,866	$66,147

Performance Data
Average interest-earning assets	$242,837	$338,952	$581,789
Allocated capital	236,770	16,465	253,235
Loans produced	—	2,698,332	2,698,332
Loans sold	29,961	2,025,944	2,055,905
MBR Margin	N/A	1.44%	1.51%
ROE	23%	66%	26%
Net interest margin	N/A	N/A	N/A
Average FTE	88	113	201

Year over Year Comparison
% change in net earnings	187%	108%	174%
% change in capital	37%	127%	43%

SFR mortgage loans serviced for others reached $181.7 billion (including reverse mortgages and HELOCs) at December 31, 2007, with a weighted average coupon of 6.89%. In comparison, we serviced $139.8 billion of mortgage loans owned by others at December 31, 2006, with a weighted average coupon of 7.05%.

The following provides the activity in the servicing portfolio for the years indicated (dollars in millions):

	Year Ended December 31
	2007	2006

Unpaid principal balance at beginning of year	$139,817	$84,495
Additions	72,613	80,237
Clean-up calls exercised	(153)	(31)
Loan payments and prepayments	(30,553)	(24,884)

Unpaid principal balance at end of year	$181,724	$139,817

The following provides additional information related to the servicing portfolio as of the dates indicated:

	December 31
	2007	2006

By Product Type:
Fixed rate mortgages	36%	35%
Intermediate term fixed-rate loans	35%	30%
Pay option ARMs	17%	23%
Reverse mortgages	10%	9%
HELOCs	1%	2%
Other	1%	1%

Total	100%	100%

Additional Information(1)
Weighted average FICO(2)	702	703
Weighted average original LTV(3)	73%	73%
Average original loan size (in thousands)	247	232
Percent of portfolio with prepayment penalty	33%	42%
Portfolio delinquency (% of unpaid principal balance)(4)	7.31%	5.02%
By Geographic Distribution:
California	43%	43%
Florida	8%	8%
New York	8%	8%
New Jersey	4%	4%
Virginia	4%	4%
Other	33%	33%

Total	100%	100%

(1)	Portfolio delinquency is calculated for the entire servicing portfolio. All other information presented excludes reverse mortgages.

(2)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

(3)	Combined loan-to-value (“LTV”) ratio for loans in the second lien position is used to calculate weighted average original LTV ratio for the portfolio.

(4)	Delinquency is defined as 30 days or more past the due date excluding loans in foreclosure.

THRIFT SEGMENT

Our thrift segment invests in loans originated by our various production units as well as in MBS. We manage our investments in the thrift portfolio based on the extent to which the ROEs exceed the cost of both core and risk-based capital, or they are needed to support the core mortgage banking investments in mortgage servicing rights and residual and non-investment grade securities, if the ROEs are below our cost of capital. Additionally, the segment engages in consumer construction lending. These investing activities provide core spread income and generally, a more stable return on equity.

In addition to the $33.0 million net earnings in our mortgage banking segment, our thrift segment reported a $199.2 million net loss in 2007 that was also caused by a large increase in credit related costs. Credit related costs for the thrift segment are reflected in the provision for loan losses as well as the valuation of our investment grade, non-investment grade and residual securities. Credit costs in the thrift segment for the year ended December 31, 2007 totaled $748 million pre-tax compared with only $28 million in credit costs in the thrift segment for the year ended December 31, 2006, as the provision for loan losses was offset by credit related valuation gain on residual securities. Although all the divisions in the thrift segment incurred higher credit costs in 2007, the majority of the increase was concentrated in the non-investment grade and residual securities divisions.

The following provides details on the results for divisions of our thrift segment for the years indicated (dollars in thousands):

		Non-
		Investment	Total
	Investment	Grade and	Mortgage-	SFR
	Grade	Residual	Backed	Mortgage	Consumer	Warehouse	Total
	Securities	Securities	Securities	Loans HFI	Construction	Lending	Thrift
	Channel	Channel	Division	Division	Division	Division	Segment

Year Ended December 31, 2007
Operating Results
Net interest income	$37,723	$57,033	$94,756	$78,201	$56,715	$5,193	$234,865
Provision for loan losses	—	—	—	(145,364)	(40,256)	(299)	(185,919)
Gain (loss) on sale of loans	—	—	—	(7,225)	31,634	—	24,409
Service fee income (expense)	—	—	—	—	—	—	—
Gain (loss) on securities	(53,206)	(284,175)	(337,381)	—	(1,629)	—	(339,010)
Gain on sale and leaseback of building	—	—	—	—	—	—	—
Other income (expense)	613	(3)	610	2,065	24,660	2,014	29,349

Net revenues (expense)	(14,870)	(227,145)	(242,015)	(72,323)	71,124	6,908	(236,306)
Operating expenses	1,023	2,771	3,794	23,091	66,547	3,698	97,130
Severance charges	—	—	—	—	—	—	—
Deferral of expenses under SFAS 91	—	—	—	—	(8,251)	—	(8,251)

Pre-tax earnings (loss)	(15,893)	(229,916)	(245,809)	(95,414)	12,828	3,210	(325,185)

Minority interests	176	324	500	492	208	7	1,207

Net earnings (loss)	$(9,855)	$(140,343)	$(150,198)	$(58,600)	$7,604	$1,947	$(199,247)

Performance Data
Average interest-earning assets	$4,850,600	$346,845	$5,197,445	$6,782,388	$2,802,416	$194,286	$14,976,535
Allocated capital	88,879	191,489	280,368	239,633	135,035	15,440	670,476
Loans produced	—	—	—	—	2,988,322	—	2,988,322
Loans sold	—	—	—	3,735,736	2,627,267	—	6,363,003
ROE	(11)%	(73)%	(54)%	(24)%	6%	13%	(30)%
Net interest margin, thrift.	0.78%	16.44%	1.82%	1.15%	2.02%	2.67%	1.57%
Efficiency ratio	(7)%	(1)%	(2)%	32%	52%	51%	(176)%
Average FTE	3	8	11	12	384	29	436

Year Ended December 31, 2006
Operating Results
Net interest income	$35,158	$37,059	$72,217	$76,081	$45,546	$3,489	$197,333
Provision for loan losses	—	—	—	(9,225)	(3,322)	(181)	(12,728)
Gain (loss) on sale of loans	(122)	—	(122)	3,703	39,068	—	42,649
Service fee income (expense)	—	—	—	—	—	—	—
Gain (loss) on securities	(1,359)	3,750	2,391	384	659	—	3,434
Other income (expense)	(3)	—	(3)	1,637	23,412	1,725	26,771

Net revenues (expense)	33,674	40,809	74,483	72,580	105,363	5,033	257,459
Operating expenses	1,131	2,418	3,549	4,978	69,073	4,120	81,720
Deferral of expenses under SFAS 91	—	—	—	—	(8,812)	—	(8,812)

Pre-tax earnings (loss)	32,543	38,391	70,934	67,602	45,102	913	184,551

Net earnings (loss)	$19,819	$23,380	$43,199	$41,170	$27,468	$557	$112,394

Performance Data
Average interest-earning assets	$3,329,118	$210,352	$3,539,470	$5,876,399	$2,502,397	$119,043	$12,037,309
Allocated capital	65,735	109,616	175,351	227,937	123,273	10,382	536,943
Loans produced	—	—	—	—	2,937,596	—	2,937,596
Loans sold	—	—	—	170,296	2,496,314	—	2,666,610
ROE	30%	21%	25%	18%	22%	5%	21%
Net interest margin, thrift.	1.06%	17.62%	2.04%	1.29%	1.82%	2.93%	1.64%
Efficiency ratio	3%	6%	5%	6%	55%	79%	27%
Average FTE	5	7	12	13	422	26	473

Year over Year Comparison
% change in net earnings	(150)%	N/M	(448)%	(242)%	(72)%	250%	(277)%
% change in capital	35%	75%	60%	5%	10%	49%	25%

The following tables and discussions present supplemental information to help understand the composition and credit quality of the assets held in our thrift portfolios. This section refers to company-wide assets, a small portion of which may be held in our mortgage banking segment.

MORTGAGE-BACKED SECURITIES DIVISION

The following provides the details of the MBS portfolio as of the dates indicated (dollars in thousands):

	December 31, 2007			December 31, 2006			December 31, 2005
	Trading	AFS	Total	Trading	AFS	Total	Trading	AFS	Total

Mortgage banking segment:
AAA-rated agency securities	$—	$—	$—	$—	$2,915	$2,915	$—	$—	$—
AAA-rated and agency interest-only securities	59,844	—	59,844	66,581	—	66,581	73,430	—	73,430
AAA-rated principal-only securities	88,024	—	88,024	38,478	—	38,478	9,483	—	9,483
Prepayment penalty and late fee securities	79,678	—	79,678	93,176	—	93,176	73,443	—	73,443

Total mortgage banking	227,546	—	227,546	198,235	2,915	201,150	156,356	—	156,356

Thrift segment:
AAA-rated non-agency securities	510,371	5,543,306	6,053,677	43,957	4,604,489	4,648,446	52,633	3,524,952	3,577,585
AAA-rated agency securities	—	45,296	45,296	—	62,260	62,260	—	43,014	43,014
AAA-rated and agency interest-only securities	—	—	—	6,989	—	6,989	5,301	—	5,301
Prepayment penalty and other securities	2,349	—	2,349	4,400	—	4,400	2,298	—	2,298
Other investment grade securities	275,691	451,798	727,489	29,015	160,238	189,253	8,829	83,291	92,120
Other non-investment grade securities	93,859	61,889	155,748	41,390	38,784	80,174	4,480	53,232	57,712
Non-investment grade residual securities	112,727	3,687	116,414	218,745	31,828	250,573	119,065	48,706	167,771

Total thrift	994,997	6,105,976	7,100,973	344,496	4,897,599	5,242,095	192,606	3,753,195	3,945,801

Total mortgage-backed securities	$1,222,543	$6,105,976	$7,328,519	$542,731	$4,900,514	$5,443,245	$348,962	$3,753,195	$4,102,157

AAA-rated MBS represented 85%, 89% and 90% of the total portfolio at December 31, 2007, 2006 and 2005, respectively. These securities had an expected weighted average life of 3.0 years, 2.9 years and 2.6 years at December 31, 2007, 2006 and 2005, respectively. Due to downgrades of investment grade securities in January 2008, we anticipate an increase in non-investment grade securities.

In 2007, the Bank securitized $24.0 billion of mortgage loans. The Bank retained $2.8 billion of the securities and sold $21.2 billion. Of the $2.8 billion retained securities recorded as MBS, $2.2 billion and $0.6 billion were classified as available for sale and trading, respectively.

SFR MORTGAGE LOANS HFI DIVISION

The SFR mortgage HFI portfolio is comprised primarily of interest-only loans and adjustable-rate mortgage loans.

At December 31, 2007, we had $3.0 billion in pay option ARM loans, or 26% of the portfolio, as compared to $1.2 billion, or 18% of the portfolio, at December 31, 2006. As of December 31, 2007, approximately 91% (based on loan count) of our pay option ARM loans had negatively amortized, resulting in an increase of $102.3 million to their original loan balance. This is an increase from 83% at December 31, 2006. The net increase in unpaid principal balance due to negative amortization was $75.5 million for the year ended December 31, 2007, which approximated the deferred interest recognized for the years.

We transferred HFS mortgage loans in the fourth quarter of 2007 with an original cost basis of $10.9 billion to HFI as we no longer intend to sell these loans given the extreme disruption in the secondary mortgage market. These loans were transferred at LOCOM and, accordingly, we reduced the cost basis by $0.6 billion resulting in an increase in HFI loans of $10.3 billion. The $0.6 billion reduction was a combination of LOCOM reserves existing in the third quarter of 2007 and additional charges to gain on sale of loans during the fourth quarter of 2007. Embedded in this reduction are estimated credit losses of $474 million. During the year, the Bank securitized $24.0 billion, of which $2.0 billion of mortgage loans came from the SFR mortgage loans HFI division.

The following provides a composition of the SFR mortgage loans HFI portfolio and the relevant credit quality characteristics as of the dates indicated (dollars in thousands):

	December 31
	2007	2006

Outstanding balance (recorded value)(1)	$11,411,464	$6,519,340
Average loan size	$270	$310
Non-performing loans	6.47%	1.09%
Estimated average life in years(2)	2.4	2.6
Estimated average net duration in months(3)	2.1	(3.5)
Annualized yield	7.03%	6.01%
Percent of loans with active prepayment penalty	43%	34%
By Product Type:
Fixed-rate mortgages	15%	5%
Intermediate term fixed-rate loans	15%	15%
Interest-only loans	43%	60%
Pay option ARMs	26%	18%
Other	1%	2%

	100%	100%
Additional Information:
Average FICO score	693	716
Original average LTV	76%	73%
Current average LTV(4)	77%	61%
Geographic distribution of top five states:
Southern California	30%	32%
Northern California	15%	20%

Total California	45%	52%
Florida	9%	6%
New York	7%	4%
New Jersey	3%	2%
Maryland	3%	2%
Other	33%	34%

Total	100%	100%

(1)	The outstanding balance at December 31, 2007 includes $286.3 million of lot loans.

(2)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on our estimates for prepayments.

(3)	Average net duration measures the expected change in the value of a financial instrument in response to changes in interest rates, taking into consideration the impact of the related hedges. The negative net duration implies an increase in value as rates rise while the positive net duration implies a decrease in value.

(4)	Current average LTV ratio is estimated based on the Office of the Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Area data for the year ended December 31, 2007 on a loan level basis.

CONSUMER CONSTRUCTION DIVISION

Our consumer construction division provided construction financing for individual consumers who want to build a new primary residence or second home. The primary product is a construction-to-permanent (“CTP”) residential mortgage loan. This product typically provides financing for a construction term from 6 to 12 months and automatically converts to a permanent mortgage loan at the end of construction. The end result is a loan product that represents a hybrid activity between our portfolio lending and mortgage banking activities. As of December 31, 2007, based on the underlying note agreements, 80% of the construction loans will be converted to adjustable-rate permanent loans, 13% to intermediate term fixed-rate loans, and 7% to fixed-rate loans.

The consumer construction division temporarily suspended all new CTP production on January 31, 2008 to help manage our balance sheet. Our consumer construction division had previously suspended lot and single spec production in 2007.

During 2007, we entered into new consumer construction commitments of $3.2 billion, which is a decrease of 13%, or $470 million from 2006. Approximately 68% of new commitments are generated through mortgage broker customers of the MPG, and the remaining 32% of new commitments are retail originations. Consumer construction loans outstanding at December 31, 2007 increased 3% from December 31, 2006.

Since the introduction of a monthly adjusting construction period ARM product in the second quarter of 2006, the percentage of adjustable-rate loans in our portfolio has increased to 72% at December 31, 2007 from 29% at December 31, 2006. The ratio of non-performing loans increased to 3.31% of the portfolio at December 31, 2007, compared to 1.14% at December 31, 2006. As a result, we increased the allowance for loan losses to $32.3 million for the year ended December 31, 2007 from $11.8 million for the year ended December 31, 2006 and increased the percentage of allowance for loan losses to recorded value to 1.38% at the end of 2007 from 0.52% at the end of 2006.

Information on our consumer construction portfolio is presented in the following table as of the dates indicated (dollars in thousands):

	December 31
	2007	2006

Outstanding balance (recorded value)	$2,343,094	$2,276,133
Total commitments	3,503,790	3,600,454
Average loan commitment(1)	570	474
Non-performing loans	3.31%	1.14%
By Product Type:
Fixed-rate loans	28%	71%
Adjustable-rate loans	72%	29%

	100%	100%

Additional Information:
Average LTV ratio(2)	73%	73%
Average FICO score	722	718
Geographic distribution of top five states:
Southern California	30%	28%
Northern California	12%	15%

Total California	42%	43%
Florida	7%	9%
Washington	4%	4%
New York	4%	4%
Arizona	4%	3%
Other	39%	37%

Total	100%	100%

(1)	In March 2007, estate lending was introduced for loans on commitments greater than $2.5 million. We originated approximately $306 million or 96 loans in 2007 for an average loan size of $3.2 million which contributed to the increase in loan size during the year.

(2)	The average LTV ratio is based on the most recent estimated appraised value of the completed project compared to the commitment amount at the date indicated.

The following provides details on the aggregate maturities of construction loan balances due at December 31, 2007 (dollars in thousands):

Within one year or less	$2,229,491
Between one to five years (98% adjustable-rate and 2% fixed-rate)	112,569

Total	$2,342,060

ELIMINATIONS & OTHER SEGMENT

This segment contains the fixed costs of our deposit raising and treasury functions that are not allocated to our operating divisions, as well as entries to eliminate the impact of transactions between segments. In addition to selling loans into the secondary market, our mortgage production division regularly sells loans to our SFR mortgage loans HFI division. These transactions are recorded at arms-length in our segment results resulting in intercompany gain on sale in the mortgage production division and a premium in the SFR mortgage loans HFI division that is amortized over the life of the loan. Both the gain and the premium amortization are eliminated in consolidation.

The mortgage production division and the mortgage servicing division are exposed to movements in the intermediate fixed-rate loan spreads. Mortgage spread is the difference between mortgage interest rates and LIBOR/interest rate swap rates. Tighter spreads benefit mortgage production as they lead to improved loan sales execution while wider spreads lead to slower projected prepayment speeds and an increase in the MSR value. Due to the inherent difficulty in hedging the movement of these spreads, the potential for an internal hedge exists whereby the risks from the spread movements will be shared between the two groups. Starting in the first quarter of 2007, the mortgage production division and the mortgage servicing division entered into an inter-divisional transaction to economically hedge their respective financial risks to mortgage spreads for certain products in the absence of readily available derivative instruments. With all else remaining constant, when mortgage spreads widen, the pipeline of mortgage loans held for sale is negatively impacted and mortgage servicing is positively impacted. The impact of the hedges has been reflected in the respective channel results with the consolidation adjustment recorded under “Interdivision Hedge Transactions” within “Eliminations”.

The following provides additional details on deposits, treasury and eliminations for the years indicated (dollars in thousands):

			Eliminations
				Interdivision
			Interdivision	Hedge
	Deposits	Treasury	Loan Sales(1)	Transactions	Other	Total

Year Ended December 31, 2007
Operating Results
Net interest income	$—	$45,072	$37,513	$—	$25,352	$107,937
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	—	—	(82,081)	(84,921)	(1,081)	(168,083)
Service fee income	—	—	—	84,921	3,436	88,357
Gain (loss) on securities	—	—	—	—	(42,965)	(42,965)
Other income	4,431	1,269	—	—	(2,118)	3,582

Net revenues (expense)	4,431	46,341	(44,568)	—	(17,376)	(11,172)
Operating expenses	27,815	54,665	—	—	(17,298)	65,182
Deferral of expenses under SFAS 91	—	—	—	—	(78)	(78)

Pre-tax earnings (loss)	(23,384)	(8,324)	(44,568)	—	—	(76,276)

Minority interests	3	20,026	—	—	—	20,029

Net earnings (loss)	$(14,244)	$(25,095)	$(26,458)	$—	$—	$(65,797)

Year Ended December 31, 2006
Operating Results
Net interest income	$—	$28,235	$32,275	$—	$15,629	$76,139
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	—	—	(67,639)	—	—	(67,639)
Service fee income	—	—	(4,361)	—	(31,578)	(35,939)
Gain (loss) on securities	—	—	10,809	—	—	10,809
Other income	3,476	677	—	—	(5,817)	(1,664)

Net revenues (expense)	3,476	28,912	(28,916)	—	(21,766)	(18,294)
Operating expenses	26,764	40,107	—	—	(17,862)	49,009
Deferral of expenses under SFAS 91	—	—	—	—	(2,229)	(2,229)

Pre-tax earnings (loss)	(23,288)	(11,195)	(28,916)	—	(1,675)	(65,074)

Net earnings (loss)	$(14,182)	$(6,818)	$(17,610)	$—	$4,258	$(34,352)

(1)	Includes loans sold of $15.2 billion and $9.2 billion for the years ended December 31, 2007 and 2006, respectively.

CORPORATE OVERHEAD SEGMENT

As previously mentioned, we do not allocate fixed corporate overhead costs to our profit center divisions, because the methodologies to do so are arbitrary and distort each division’s marginal contribution to our profits. These unallocated corporate overhead costs are reported in the corporate overhead segment. The after-tax loss from this segment increased from a loss of $106.7 million in 2006 to a loss of $101.6 million in 2007.

DISCONTINUED BUSINESS ACTIVITIES

As conditions in the U.S. mortgage market have deteriorated, we have exited certain production channels and are reporting them in a separate category in our segment reporting. These exited production channels include conduit, home equity and homebuilder. Of the $698.6 million in total credit costs we reported in 2007, $543.5 million were in these discontinued businesses, driving the total after-tax loss of $281.1 million for these discontinued businesses for the year. These activities are not considered discontinued operations as defined by SFAS 144 due to our significant continuing involvement in these activities.

The following provides details on the results of our exited businesses for the years indicated (dollars in thousands):

	Discontinued Business Activities
		Home
	Conduit	Equity	Homebuilder
	Channel	Division	Division	Other	Total

Year Ended December 31, 2007
Operating Results
Net interest income	$63,658	$28,072	$46,602	$1,797	$140,129
Provision for loan losses	—	(29,960)	(178,144)	(1,525)	(209,629)
Gain (loss) on sale of loans	(205,207)	(102,337)	—	—	(307,544)
Service fee income (expense)	—	3,406	—	—	3,406
Gain on sale and leaseback of building	—	(22,143)	—	—	(22,143)
Other income (expense)	(316)	6,295	(577)	—	5,402

Net revenues (expense)	(141,865)	(116,667)	(132,119)	272	(390,379)
Operating expenses	37,667	15,461	23,539	245	76,912
Severance charges	—	—	—	—	—
Deferral of expenses under SFAS 91	—	(455)	(5,950)	—	(6,405)

Pre-tax earnings (loss)	(179,532)	(131,673)	(149,708)	27	(460,886)

Minority interests	133	234	78	4	449

Net earnings (loss)	$(109,468)	$(80,424)	$(91,250)	$13	$(281,129)

Performance Data
Average interest-earning assets	$4,517,142	$1,632,317	$1,222,646	$31,811	$7,403,916
Allocated capital	202,651	122,980	91,802	2,820	420,253
Loans produced	16,096,606	38,435	976,018	—	17,111,059
Loans sold	19,836,221	1,010,436	—	—	20,846,657
MBR margin	(0.71)%	N/A	N/A	N/A	(1.17)%
ROE	(54)%	(65)%	(99)%	—	(67)%
Net interest margin	1.41%	1.72%	3.81%	5.65%	1.89%
Net interest margin, thrift	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	(17)%	38%	14%	(39)%
Average FTE	135	79	121	—	335

Year Ended December 31, 2006
Operating Results
Net interest income	$79,138	$39,503	$60,422	$2,202	$181,265
Provision for loan losses	—	(1,800)	(3,800)	(1,665)	(7,265)
Gain (loss) on sale of loans	52,465	23,996	—	(11)	76,450
Service fee income (expense)	—	466	—	—	466
Gain (loss) on securities	—	(12,934)	—	—	(12,934)
Other income (expense)	(63)	8,723	1,867	—	10,527

Net revenues (expense)	131,540	57,954	58,489	526	248,509
Operating expenses	29,841	20,496	21,516	307	72,160
Deferral of expenses under SFAS 91	—	(1,165)	(6,993)	—	(8,158)

Pre-tax earnings (loss)	101,699	38,623	43,966	219	184,507

Net earnings (loss)	$61,935	$23,523	$26,775	$134	$112,367

Performance Data
Average interest-earning assets	$4,149,226	$1,934,429	$1,076,213	$40,627	$7,200,495
Allocated capital	182,133	148,033	104,123	3,584	437,873
Loans produced	30,102,134	109,375	1,746,690	—	31,958,199
Loans sold	28,425,553	2,604,875	—	—	31,030,428
MBR margin	0.46%	N/A	N/A	N/A	N/A
ROE	34%	16%	26%	4%	26%
Net interest margin	1.91%	2.04%	5.61%	5.42%	2.52%
Net interest margin, thrift	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	32%	23%	14%	25%
Average FTE	147	75	108	—	330

Year to Year Comparison
% change in net earnings	(277)%	(442)%	(441)%	(90)%	(350)%
% change in capital	11%	(17)%	(12)%	(21)%	(4)%

CONDUIT CHANNEL

The conduit channel purchased pools of closed loans for portfolio, resale, or securitization and this channel was characterized by its low cost operations and quick asset turn times. For the year ended December 31, 2007, our loan production from the conduit channel dropped 47% to $16.1 billion as compared to $30.1 billion for the year ended December 31, 2006. This decline in volume was attributable to the fact that we exited this channel due to its inherently lower profit margins and the current uncertainty with respect to secondary market spreads and execution. The conduit channel recorded a net loss of $109.5 million for the year ended December 31, 2007, down 277% from net earnings of $61.9 million for the year ended December 31, 2006.

HOME EQUITY DIVISION

The home equity division provided HELOC and closed-end second mortgages nationwide through our retail and mortgage broker and banker channels. We have ceased new originations in this division as a response to extreme disruptions in the housing and mortgage markets.

At December 31, 2007, our total HELOC servicing portfolio amounted to $4.2 billion, an increase of approximately $599.4 million from December 31, 2006. We produced $2.2 billion of new HELOC commitments through our mortgage banking segment and internal channels during 2007, sold $1.0 billion and realized a net loss on sale of $85.0 million primarily due to LOCOM adjustments of $100.0 million. During 2006, we produced $3.9 billion of HELOC loans and sold $2.6 billion with a corresponding net gain on sale of $24.6 million.

Our HELOC securitization agreements contain provisions that, under certain circumstances, the securitization enters a “rapid amortization period”. During this period, all new draws on revolving HELOC loans are allocated to a seller’s interest on our consolidated balance sheets. This causes the outstanding bonds to pay down quickly.

Our securitization agreements treat our seller’s interest as “pari passu” to the securitization trust. Accordingly, any cash received on the underlying loans is distributed on a pro-rata basis, and our seller’s interest is not subordinated to the securitization trust, even in rapid amortization. As of December 31, 2007, none of our securitizations were in a rapid amortization period. However, we believe one or more securitizations will enter rapid amortization in 2008. Since our seller’s interest is not subordinated, the expected impact on our financial statements is projected to be a small increase in HELOC loans outstanding, which will likely be offset by the run-off in the existing HFI portfolio.

All HELOC loans are adjustable-rate loans and indexed to the prime rate. Information on the combined HELOC portfolio, including both HFS and HFI loans, is presented as of the dates indicated (dollars in thousands):

	December 31
	2007	2006

Outstanding balance (recorded value)	$1,628,282	$656,714
Total commitments(1)	3,239,902	2,211,298
Average spread over prime	1.16%	1.39%
Average FICO score	736	737
Average combined LTV ratio(2)	77%	77%

Additional Information on HELOC Portfolio

		Average Loan		Current	30+ Days
December 31, 2007	Outstanding	Commitment	Average Spread	Average	Delinquency
Combined LTV	Balance	Balance	Over Prime	FICO	%(3)

96% to 100%	$70,936	$85	2.44%	709	9.92%
91% to 95%	264,639	91	1.77%	720	5.82%
81% to 90%	538,212	80	1.55%	718	4.12%
71% to 80%	431,064	136	0.57%	744	2.06%
70% or less	323,431	142	0.40%	755	1.07%

Total	$1,628,282	108	1.16%	736	3.50%

		Average Loan		Current	30+ Days
December 31, 2006	Outstanding	Commitment	Average Spread	Average	Delinquency
Combined LTV	Balance	Balance	Over Prime	FICO	%(3)

96% to 100%	$87,718	$141	2.14%	728	4.16%
91% to 95%	115,868	124	2.17%	715	0.62%
81% to 90%	226,440	114	1.58%	719	2.34%
71% to 80%	129,441	198	0.63%	746	0.77%
70% or less	97,247	200	0.35%	754	0.90%

Total	$656,714	156	1.39%	737	1.76%

(1)	On funded loans.

(2)	The combined LTV combines the LTV on both the first mortgage loan and the HELOC.

(3)	30+ days delinquency include loans that are 30 days or more past the due date including loans in foreclosure.

HOMEBUILDER DIVISION

The homebuilder division has ceased new originations in response to the extreme disruptions in the housing and mortgage markets. We do not anticipate being in this business once the current portfolio is worked out and paid off. We are monitoring this portfolio very closely, as the housing fundamentals are expected to continue to weaken, which affects both the underlying collateral values and the projected repayment sources for these loans. Accordingly, we expect to have additional downgrades, additional provisions for loan losses, and charge-offs relating to this portfolio.

The rapid deterioration in the California and Florida real estate markets and the disruption in the mortgage market nationwide that began in the third quarter of 2006 had a significant impact on our homebuilder borrowers and on our portfolio of loans. Classified assets were $675.3 million, or 56% of outstandings at December 31, 2007, up from $121.2 million or 11% of outstandings at December 31, 2006. At December 31, 2007, non-performing loans rose to $480.2 million, from $9.0 million at December 31, 2006. A loan is considered non-performing if the loan becomes delinquent in excess of 90 days from the due date or full payment of interest or principal is no longer anticipated. It can also be considered non-performing if the accrual of interest from the interest reserve will cause a loss.

There were 1,288 unsold units under construction or completed at December 31, 2007 compared to 1,254 unsold units at December 31, 2006. The weighted average LTV ratio of this portfolio increased to 82% at December 31, 2007 compared to 73% at December 31, 2006.

The increase in non-performing and classified assets resulted in a provision to the allowance for loan losses of $178.1 million for 2007, or 14.49% of average loans for the year, up from $3.8 million, or 0.35% of average loans for 2006. The total allowance for loan losses increased to $198.6 million, or 16.66% of recorded value of total loans, at December 31, 2007, up from $20.5 million or 1.79% of recorded value of total loans, at December 31, 2006.

There were no charge-offs and REO in 2007, but we believe we will have charge-offs and REO in 2008 although we cannot predict at this time the extent of any future charge-offs or REO.

Information on our homebuilder portfolio is presented in the following table as of the dates indicated (dollars in thousands):

	December 31
	2007	2006

Outstanding balance (recorded value)	$1,192,093	$1,144,835
Total commitments	1,662,060	2,010,727
Average loan commitments	8,480	10,810
Percentage of homes under construction or completed that are sold	30%	37%
Non-performing loans	40.28%	0.78%
Allowance for loan losses as a percentage of recorded value	16.66%	1.79%
Additional Information:
Average LTV ratio(1)	82%	73%
Geographic distribution of top five states:
Southern California	37%	41%
Northern California	29%	19%

Total California	66%	60%
Florida	10%	11%
Illinois	7%	9%
Oregon	4%	6%
Arizona	3%	4%
Other	10%	10%

Total	100%	100%

(1)	The average LTV ratio is based on the most recent estimated appraised value of the completed project compared to the commitment amount at the date indicated.

The following provides details on the aggregate maturities of construction loan balances due at December 31, 2007 (dollars in thousands):

Within one year or less	$988,590
Between one to five years(1)	202,964
More than five years	539

Total(2)	$1,192,093

(1)	71.5% of these loans are scheduled to mature in 2009 while the remaining loans are scheduled to mature through 2012.

(2)	100% of these construction loans have all floating rates.

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

ERM, as a part of management, develops, maintains and monitors our cost effective yet comprehensive enterprise-wide risk management framework, including our system of operating internal controls. ERM fosters a risk management culture throughout Indymac and exists to help us manage unexpected losses, earnings surprises and reputation damage. It also provides management and the Board with a better understanding of the trade-offs between risks and rewards, leading to smarter investment decisions and more consistent and generally higher long-term returns on equity.

CAMELS FRAMEWORK FOR RISK MANAGEMENT

The framework for organizing ERM is based on the six-point rating scale used by the OTS, our regulating body, to evaluate the financial condition of savings and loan associations. A discussion of the areas covered by CAMELS (Capital, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk) follows.

CAPITAL

The Bank is subject to regulatory capital regulations administered by the federal banking agencies. As of December 31, 2007, Indymac Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations. Refer to “Note 22 — Regulatory Requirements” in the accompanying notes to consolidated financial statements for further discussion.

Our business is primarily centered on single-family lending and the related production and sale of loans. Due to the disruption of the secondary markets, loan sales were adversely impacted, resulting in lower than normal volume. Thus, we significantly changed our production model and transitioned to primarily become a GSE lender.

The accumulation of MSRs is a large component of our strategy. As of December 31, 2007, the capitalized value of MSRs was $2.5 billion. OTS regulations effectively impose higher capital requirements on the amount of MSRs that exceeds total Tier 1 capital. These higher capital requirements could result in lowered returns on our retained assets and could limit our ability to retain servicing assets and even cause our capital levels to decline significantly if the value of our MSRs grows. While management believes that compliance with the capital limits on MSRs will not materially impact future results, no assurance can be given that our plans and strategies will be successful.

Capital Management and Allocation

As a federally regulated thrift, we are required to measure regulatory capital using two different methods: core capital and risk-based capital. Under the core capital method, a fixed percentage of capital is required against each dollar of assets without regard to the type of asset. Under the risk-based capital method, capital is held against assets which are adjusted for their relative credit risk using standard “risk weighting” percentages. We allocate capital using the regulatory minimums for well-capitalized institutions for each applicable asset class. The ratios are below the regulatory minimums due to the use of trust preferred securities as a form of regulatory capital.

The following provides information on the core and risk-based capital ratios for the two segments and each of their operating divisions for the year ended December 31, 2007 (dollars in thousands):

	Total Assets		Core				Risk-Based
		% of	Avg.	% of			Avg.	% of
	Average	Total	Allocated	Total	Capital/		Allocated	Total	Capital/
Year Ended December 31, 2007	Assets	Assets	Capital	Capital	Assets	ROE	Capital	Capital	Assets	ROE

Mortgage Banking Segment:
Consumer Direct Division	$121,984	0.4%	$4,800	0.2%	3.9%	(43)%	$5,710	0.3%	4.7%	(35)%

Retail Channel	187,865	0.5%	6,972	0.4%	3.7%	(454)%	13,761	0.7%	7.3%	(227)%
Mortgage Broker and Banker Channel	5,900,356	16.4%	232,224	11.7%	3.9%	(51)%	288,202	14.6%	4.9%	(40)%

Total Mortgage Professionals Group	6,088,221	16.9%	239,196	12.1%	3.9%	(63)%	301,963	15.3%	5.0%	(49)%

Financial Freedom Division	1,247,910	3.5%	142,607	7.2%	11.4%	37%	134,244	6.8%	10.8%	39%

Total Mortgage Production Division	7,458,115	20.8%	386,603	19.5%	5.2%	(26)%	441,917	22.4%	5.9%	(22)%

Mortgage Servicing Rights Channel	3,095,917	8.6%	204,790	10.4%	6.6%	74%	324,001	16.4%	10.5%	49%
Servicing Retention Channel	836,318	2.3%	32,687	1.7%	3.9%	68%	37,404	1.9%	4.5%	60%

Total Mortgage Servicing Division	3,932,235	10.9%	237,477	12.1%	6.0%	74%	361,405	18.3%	9.2%	50%
Mortgage Bank Overhead	149,312	0.4%	5,635	0.3%	3.8%	N/A	14,208	0.7%	9.5%	N/A

Total Consumer Mortgage Banking	11,539,662	32.1%	629,715	31.9%	5.5%	5%	817,530	41.4%	7.1%	5%
Commercial Mortgage Banking Division	73,956	0.2%	2,616	0.1%	3.5%	(295)%	5,778	0.3%	7.8%	(130)%

Total Mortgage Banking Segment	11,613,618	32.3%	632,331	32.0%	5.4%	4%	823,308	41.7%	7.1%	4%

Thrift Segment:
Investment grade securities	4,876,783	13.6%	192,983	9.8%	4.0%	(2)%	88,879	4.5%	1.8%	(11)%
Non-investment grade and residuals securities	401,745	1.1%	12,225	0.6%	3.0%	N/M	191,489	9.7%	47.7%	(73)%

Total Mortgage-Backed Securities	5,278,528	14.7%	205,208	10.4%	3.9%	(75)%	280,368	14.2%	5.3%	(54)%
SFR Mortgage Loans HFI Division	6,799,552	18.9%	266,148	13.5%	3.9%	(21)%	239,633	12.1%	3.5%	(24)%
Consumer Construction Division	2,811,039	7.8%	109,977	5.6%	3.9%	6%	135,035	6.8%	4.8%	6%
Warehouse Lending Division	190,374	0.5%	7,531	0.4%	4.0%	20%	15,440	0.8%	8.1%	13%

Total Thrift Segment	15,079,493	41.9%	588,864	29.9%	3.9%	(35)%	670,476	33.9%	4.4%	(30)%

Consumer Bank — Deposits	51,727	0.1%	2,031	0.1%	3.9%	N/A	4,325	0.2%	8.4%	N/A
Treasury	—	—	374,618	18.7%	N/A	N/A	—	—	N/A	N/A
Eliminations	—	—	—	—	N/A	N/A	—	—	N/A	N/A

Total Operating	26,744,838	74.3%	1,597,844	80.7%	6.0%	(13)%	1,498,109	75.8%	5.6%	(15)%
Corporate overhead	1,773,748	4.9%	86,171	4.4%	4.9%	N/A	58,570	3.0%	3.3%	N/A

Total On-Going Businesses	28,518,586	79.2%	1,684,015	85.1%	5.9%	(19)%	1,556,679	78.8%	5.5%	(21)%

Discontinued Business Activities:
Conduit Channel	4,566,315	12.7%	181,077	9.2%	4.0%	(61)%	202,651	10.3%	4.4%	(54)%
Home Equity Division	1,673,894	4.7%	64,413	3.3%	3.8%	(130)%	122,980	6.2%	7.3%	(65)%
Homebuilder Division	1,182,714	3.3%	46,376	2.3%	3.9%	(202)%	91,802	4.6%	7.8%	(99)%
Other	27,513	0.1%	1,051	0.1%	3.8%	(8)%	2,820	0.1%	10.2%	—

Total Discontinued Business Activities	7,450,436	20.8%	292,917	14.9%	3.9%	(98)%	420,253	21.2%	5.6%	(67)%

Total Company	$35,969,022	100.0%	$1,976,932	100.0%	5.5%	(31)%	$1,976,932	100.0%	5.5%	(31)%

As the table shows, certain asset types require more or less capital depending on the capital measurement method. For example, non-investment grade and residual securities are allocated 3.0% core capital and 47.7% risk-based capital. These differing methods result in significantly different ROEs as shown. We attempt to manage our business segments and balance sheet to optimize capital efficiency under both capital methods.

ASSET QUALITY

Indymac uses both a centralized and a decentralized approach to credit risk management. At the corporate level, ERM oversees the development of a framework (through people, policies and processes) for credit risk management the business unit leaders use to document and “matrix manage” their credit and fraud risk. This framework includes the establishment and enforcement of strong corporate credit governance to maintain investment, lending and fraud policies that are simple, but highly effective. Each business unit has its own chief credit officer to oversee and implement these procedures. By tracking historical credit losses and factors contributing to the losses, we continuously implement changes to significantly reduce the likelihood of similar losses repeating. This ongoing analysis of credit performance provides a feedback loop that serves to continually refine and enhance credit risk policies.

We assume risk through our origination of loans, investments in whole loans and mortgage securities, and our construction lending operations. As a result of standard representations and warranties to investors, we also retain credit exposure from repurchase obligations on certain types of mortgage sales.

The following shows a summary of reserves against our key credit risks as of December 31, 2007 (dollars in millions):

			“Reserve”
Credit Risk Area	Reserve Type	Balance	Balance	UPB

Mortgage Banking:
Loans held for sale(1)	Market valuation reserve	$3,777	$3	$3,711
Repurchase risk(2)	Secondary market reserve	N/A	180	181,724

Thrift:
Loans held for investment(3)	Allowance for loan losses and estimated credit losses embedded in basis reductions due to loans transferred from HFS	16,454	872	16,728
Non-investment grade and residual securities(4)	Loss assumption in valuations	272	1,262	22,437
Foreclosed assets	Reduction in book value due to liquidation costs and/or property value deterioration	196	61	257

Total Credit Reserves			$2,378

(1)	Risks include possible borrower credit deterioration which could adversely impact loan salability; potential further deterioration of credit quality of loans previously repurchased for repurchase/warranty issues or through called deals; and actual losses exceeding losses that are assumed in our valuations. The reserve is for delinquent loans.

(2)	Risks include repurchase of impaired loans due to early payment default or other repurchase and warranty violations beyond the amount reserved at time of sale.

(3)	Risk includes credit losses exceeding the risk reserved for in the allowance. Total reserves include $398 million of allowance for loan losses and $474 million of credit losses estimated in the determination of the market value discount on transferred loans.

(4)	Reserve balance for non-investment grade and residual securities represents the expected remaining cumulative losses.

Total credit-related reserves were $2.4 billion at December 31, 2007, compared to $619 million at December 31, 2006. For 2007, we recorded credit costs of $1.4 billion compared to $126.1 million for 2006.

Non-Performing Assets

The following presents the details of our loan portfolio by product as of the dates indicated (dollars in thousands):

	December 31
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans

Total held for sale portfolio	$3,776,904	18.7%	$9,467,843	48.2%	$6,024,184	42.1%	$4,445,572	39.7%	$2,573,248	25.7%

SFR mortgage loans and HELOCs	12,555,889	62.1%	6,507,221	33.1%	5,427,270	38.0%	4,450,921	39.7%	5,587,409	55.7%
Land and other mortgage loans	660,550	3.3%	375,215	1.9%	260,615	1.8%	158,468	1.4%	162,329	1.6%
Builder construction loans	818,035	4.0%	786,279	4.0%	612,061	4.3%	512,191	4.6%	438,873	4.4%
Consumer construction loans	2,342,060	11.6%	2,225,979	11.3%	1,883,674	13.2%	1,574,378	14.1%	1,191,050	11.9%
Revolving warehouse lines of credit	48,633	0.2%	246,778	1.3%	48,616	0.3%	—	—	—	—

Total core held for investment loans	16,425,167	81.2%	10,141,472	51.6%	8,232,236	57.6%	6,695,958	59.8%	7,379,661	73.6%
Others(1)	28,879	0.1%	35,737	0.2%	46,133	0.3%	53,795	0.5%	69,524	0.7%

Total held for investment portfolio	16,454,046	81.3%	10,177,209	51.8%	8,278,369	57.9%	6,749,753	60.3%	7,449,185	74.3%

Total loans	$20,230,950	100.0%	$19,645,052	100.0%	$14,302,553	100.0%	$11,195,325	100.0%	$10,022,433	100.0%

(1)	This includes manufactured home loans and home improvement.

Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. We record the balance of our assets acquired in foreclosure or by deed in lieu of foreclosure at estimated net realizable value.

The following summarizes our non-performing assets as of the dates indicated (dollars in thousands):

	December 31
	2007	2006	2005	2004	2003

Non-performing loans HFI	$1,308,148	$108,483	$43,404	$49,122	$37,592
Non-performing loans HFS	5,737	54,347	20,805	54,611	38,855

Total non-performing loans	1,313,885	162,830	64,209	103,733	76,447
REO	196,049	21,638	8,817	19,161	23,677

Total non-performing assets	$1,509,934	$184,468	$73,026	$122,894	$100,124

Past due 90 days or more as to interest or principal and accruing interest	$4,081	$185	$—	$—	$—

Total non-performing assets to total assets	4.61%	0.63%	0.34%	0.73%	0.76%

At December 31, 2007, non-performing assets as a percentage of total assets was 4.61%, increasing from 0.63% at December 31, 2006. The weakening real estate market and the general tightening of underwriting in the mortgage industry continue to have a negative impact on our portfolios. It became increasingly difficult for distressed borrowers to find alternative financing in order to avoid foreclosure. This resulted in a higher percentage of loans going through foreclosure and a longer average time for us to liquidate our REO. We expect to have an even higher level of non-performing loans in the future due to the continued market disruption. In addition to our non-performing loans, we have loans classified as sub-standard in the amount of $1.7 billion at December 31, 2007 as disclosed in our Thrift Financial Report filed with the OTS. We consider the sub-standard loan classification when determining the allowance for loan losses.

Non-performing loans held for investment increased by $1.2 billion from December 31, 2006 to $1.3 billion at December 31, 2007, while non-performing loans held for sale decreased by $48.6 million during the same time period to $5.7 million. As a result of the increased delinquencies in these portfolios, foreclosure activities rose during the period, leading to REO of $196.0 million at December 31, 2007.

The following provides additional comparative data on non-performing loans for the loans HFI portfolio by division as of the dates indicated (dollars in thousands):

	December 31
	2007	2006	2005	2004	2003

SFR mortgage loans HFI	$736,159	$66,360	$27,960	$20,957	$11,227
Consumer construction	77,562	25,957	9,446	9,553	9,025

Total on-going businesses	813,721	92,317	37,406	30,510	20,252

Homebuilder	480,157	8,981	—	11,546	9,704
Other(1)	14,270	7,185	5,998	7,066	7,636

Total discontinued business activities	494,427	16,166	5,998	18,612	17,340

Total non-performing loans HFI	$1,308,148	$108,483	$43,404	$49,122	$37,592

Allowance for loan losses to non-performing loans HFI(2)	30%	58%	127%	108%	140%

(1)	Includes loans from the home equity and discontinued products divisions.

(2)	For December 31, 2007, including the embedded credit reserves of $474 million in transferred loans increase this ratio to 67%.

The increase in non-performing HFI loans is mainly seen in the SFR mortgage loans HFI division and the homebuilder division portfolios. As previously noted, the increases in non-performing loans in our SFR mortgage loans HFI division portfolio is primarily due to the delinquency worsening credit environment and declining home prices primarily as it relates to higher LTV products. The non-performing loans in our homebuilder division’s portfolio are in markets that have seen both price and sales declines over the last several months. For further discussion on this portfolio, see “Summary of Business Segment Results — Discontinued Business Activities — Homebuilder Division”.

Our non-accrual/non-performing loans by collateral type are summarized as follows (dollars in thousands):

	December 31
	2007	2006	2005

Homebuilder loans	$480,157	$8,981	$—
Consumer construction loans	77,562	25,957	9,446
SFR mortgage loans HFI and other non-accrual/non-performing loans	756,166	127,892	54,763

Total non-accrual/non-performing loans	$1,313,885	$162,830	$64,209

Of the total non-accrual loans at December 31, 2007, approximately $480.2 million of impaired homebuilder loans were accounted for in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). As of December 31, 2006 and 2005, there were no impaired loans accounted for in accordance with SFAS 114. For the year ended December 31, 2007, the average balance for the SFAS 114 impaired loans was $127.1 million. The allowance for loan losses related to those SFAS 114 impaired loans was $95.0 million at December 31, 2007. For the year ended December 31, 2007, no interest income was recognized on the SFAS 114 impaired loans once they were deemed impaired. There were no significant non-accrual loans accounted for under SFAS 114 at December 31, 2006 and 2005.

Troubled debt restructurings, where management has granted a concession to a borrower experiencing financial difficulty, were approximately $33.1 million as of December 31, 2007. We have no significant commitments to lend additional funds to borrowers with restructured loans. There were no significant troubled debt restructuring loans at December 31, 2006 and 2005.

Allowance for Loan Losses

For the loans held for investment portfolio, an allowance for loan losses is established and allocated to various loan types for segment reporting purposes. The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on delinquency trends, prior loan loss experience, and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continuously evaluates these assumptions and various relevant factors impacting credit quality and inherent losses. A component of the overall allowance for loan losses is not specifically allocated (“unallocated component”). The unallocated component reflects management’s assessment of various factors that create inherent imprecision in the methods used to determine the specific portfolio allocations. Those factors include, but are not limited to, levels of and trends in delinquencies and impaired loans, charge-offs and recoveries, volume and terms of the loans, effects of any changes in risk selection and underwriting standards, other changes in lending policies, procedures, and practices, and national and local economic trends and conditions. As of December 31, 2007, the unallocated component of the total allowance for loan losses was $72.5 million, compared to $17.2 million at December 31, 2006.

In the fourth quarter of 2007, we transferred mortgage loans with a net investment amount of $10.9 billion from HFS to HFI. We recorded a reduction to the net investment in the amount of $0.6 billion resulting in a net increase in HFI loans of $10.3 billion. A portion of the valuation reduction in net investment represents credit losses we estimated in determining the market value of loans. This amount, which totals $474 million, represents a “reserve” for future realized credit losses. If our estimate of inherent credit losses in the transferred pool increases, we may record a provision for loan losses which will increase the allowance for loan losses.

The following summarizes our loans HFI portfolio by division and the corresponding allowance for loan losses as of the dates indicated (dollars in thousands):

	December 31
	2007		2006		2005		2004		2003
		ALL as a%		ALL as a%		ALL as a%		ALL as a%		ALL as a%
		of Recorded		of Recorded		of Recorded		of Recorded		of Recorded
By Division	ALL	Value	ALL	Value	ALL	Value	ALL	Value	ALL	Value

SFR mortgage loans HFI(1)	$131,345	1.2%	$21,540	0.3%	$17,848	0.3%	$15,575	0.4%	$15,774	0.3%
Consumer construction	32,317	1.4%	11,779	0.5%	11,775	0.6%	11,474	0.7%	10,769	0.9%
Warehouse lending	344	0.7%	298	0.1%	117	0.2%	—	N/A	—	N/A

Total on-going businesses	164,006	1.2%	33,617	0.4%	29,740	0.4%	27,049	0.5%	26,543	0.4%
Homebuilder	198,590	16.7%	20,448	1.8%	16,648	1.9%	15,748	2.4%	14,838	2.5%
Home equity	30,452	2.1%	2,452	10.4%	2,443	7.7%	2,394	5.2%	4,263	0.6%
Other	5,087	17.6%	5,869	16.4%	6,337	13.7%	7,700	14.3%	7,001	10.1%

Total discontinued business activities	234,129	8.7%	28,769	2.4%	25,428	2.7%	25,842	3.4%	26,102	1.9%

Total HFI portfolio	$398,135	2.4%	$62,386	0.6%	$55,168	0.7%	$52,891	0.8%	$52,645	0.7%

(1)	The recorded value as of December 31, 2007 includes basis adjustments of $581 million created upon the transfer of $10.9 billion of loans from HFS to HFI in the fourth quarter of 2007.

For the homebuilder division, the allowance for loan losses increased to $198.6 million, or 16.7% of the recorded value of its portfolio. We are monitoring this portfolio very closely due to rapidly changing conditions affecting both the underlying collateral values and the projected repayment sources in the current environment. The allowance for loan losses increased substantially on the SFR mortgage loans HFI division, homebuilder division, and home equity division portfolios as well as higher realized delinquency rates and other current environmental factors have resulted in our projecting higher future losses than were previously expected.

Summarized below are changes to the allowance for loan losses for the years indicated (dollars in thousands):

	Year Ended December 31
	2007	2006	2005	2004	2003

Balance, beginning of year	$62,386	$55,168	$52,891	$52,645	$50,761
Allowance transferred to loans HFS	(7,574)	—	—	—	—
Provision for loan losses	395,548	19,993	9,978	8,170	19,700
Charge-offs:
SFR mortgage loans HFI division	(29,186)	(6,003)	(2,116)	(1,810)	(2,382)
Consumer construction division	(19,835)	(3,549)	(2,422)	(1,492)	(1,621)
Homebuilder division	—	—	—	—	(3,136)
Other(1)	(7,138)	(5,586)	(4,979)	(6,829)	(12,242)

Total charge-offs	(56,159)	(15,138)	(9,517)	(10,131)	(19,381)

Recoveries:
SFR mortgage loans HFI division	1,200	470	639	336	233
Consumer construction division	117	231	127	29	102
Other(1)	2,617	1,662	1,050	1,842	1,230

Total recoveries	3,934	2,363	1,816	2,207	1,565

Total charge-offs, net of recoveries	(52,225)	(12,775)	(7,701)	(7,924)	(17,816)

Balance, end of year	$398,135	$62,386	$55,168	$52,891	$52,645

Annualized charge-offs to average loans HFI	0.52%	0.14%	0.10%	0.11%	0.34%

(1)	Includes loans from the warehouse lending, home equity and discontinued divisions.

In 2007, net charge-offs increased to $52.2 million from $12.8 million in 2006, primarily in the SFR mortgage loans HFI division and the consumer construction division portfolios. This is consistent with the overall conditions in both the mortgage and the housing markets that contributed to the overall increase in delinquencies and loans migrating through the foreclosure process.

While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, declines in real estate values, delinquency levels, foreclosure rates, or loss rates. The level of allowance for loan losses is also subject to review by the OTS. The OTS may require the allowance for loan losses be increased based on its evaluation of the information available to it at the time of its examination of the Bank.

With respect to mortgage loans HFS, pursuant to the applicable accounting rules, we do not provide an allowance for loan losses. Instead, a component for credit risk related to loans HFS is embedded in the market valuation for these loans. Given the changes in our production volume and quality, we expect this amount to be significantly less in 2008 than in 2007.

Credit Discounts

Due to the disruption in the secondary mortgage market, our HFS loans in 2007 decreased by $5.7 billion from 2006 primarily due to the $10.9 billion of cost basis in mortgage loans transferred from HFS to HFI in the fourth quarter of 2007.

The following summarizes our HFS portfolio, the corresponding market valuation reserves and non-performing assets as of the dates indicated (dollars in thousands):

	December 31
	2007	2006	2005	2004	2003

Loans HFS before market valuation reserves	$3,780,368	$9,507,307	$6,034,429	$4,456,604	$2,587,240
Market valuation reserves	(3,464)	(39,464)	(10,245)	(11,032)	(13,992)

Net loans HFS portfolio	$3,776,904	$9,467,843	$6,024,184	$4,445,572	$2,573,248

Market valuation reserves as a % of gross loans HFS	0.09%	0.42%	0.17%	0.25%	0.54%

Non-performing loans HFS before market valuation reserves	$8,227	$78,238	$31,050	$65,643	$52,847
Market valuation reserves	(2,490)	(23,891)	(10,245)	(11,032)	(13,992)

Net non-performing loans HFS	5,737	$54,347	$20,805	$54,611	$38,855

Non-performing loans held for sale as a % of net loans HFS portfolio	0.15%	0.57%	0.35%	1.23%	1.51%

Secondary Market Reserve

We do not generally sell loans with recourse. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that do not conform to the representations and warranties we made at the time of sale (including early payment default provisions). We maintain a secondary market reserve for losses that arise in connection with loans that we may be required to repurchase from whole loan sales, sales to the GSEs, and securitizations. The reserve has two general components: reserves for repurchases arising from representation and warranty claims and reserves for repurchases arising from early payment defaults.

The following reflects our loan sale and repurchase activities for the years indicated (dollars in millions):

	Year Ended December 31
	2007	2006	2005

Loans sold:
GSEs and whole loans	$46,798	$47,878	$20,924
Securitization trusts	24,366	31,171	31,373

Total	$71,164	$79,049	$52,297

Total repurchases(1)	$613	$194	$108

Repurchases as a percentage of total loans sold during the year	0.86%	0.25%	0.21%

(1)	Amounts exclude repurchases that are administrative in nature and generally are re-sold immediately at little or no loss.

The following reflects our activity in the secondary market reserve for the years indicated (dollars in thousands):

	Year Ended December 31
	2007	2006	2005	2004	2003

Balance, beginning of year	$33,932	$27,638	$35,610	$34,000	$37,636
Additions/provisions	232,536	37,333	19,551	22,922	26,706
Actual losses/mark-to-market	(88,022)	(32,817)	(28,860)	(24,843)	(34,805)
Recoveries on previous claims	1,346	1,778	1,337	3,531	4,463

Balance, end of year	$179,792	$33,932	$27,638	$35,610	$34,000

Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of the probability of investor claims. While the ultimate amount of repurchases and claims is uncertain, management believes the reserve is adequate. The provision for the secondary market reserve increased to $232.5 million for the year ended December 31, 2007 from $37.3 million for the year ended December 31, 2006. This increase is due to the rise in representation and warranty demands and expected demands due to the deteriorating loan performance, particularly in 80/20 products where we have observed increasing delinquency and repurchase demands. We had charges to the secondary market reserve of $88.0 million in 2007, mainly for mark-to-market adjustments on loans repurchased during the year, of which 80/20s and pay option ARMs accounted for over 80% of the adjustments. As previously noted, we no longer originate 80/20s and pay option ARMs. We will continue to evaluate the adequacy of our reserve and allocate a portion of our gain on sale proceeds to the reserve going forward although we cannot predict at this time the extent to which we will allocate such gain on sale to the reserve. This secondary market reserve is included on the consolidated balance sheets as a component of “Other Liabilities”.

Credit Reserves Embedded in Non-Investment Grade and Residual Securities

As part of the securitization process, we create non-investment grade and residual securities which historically could be sold into the secondary market or retained on our balance sheet. These securities provide credit enhancement to absorb the losses in the securitization trust. Worsening loan performance has necessitated an increase in the amount of credit losses estimated in these securities.

The following shows more information on our non-investment grade and residual securities for the years indicated (dollars in millions):

	Year Ended December 31
	2007	2006	2005

Non-investment Grade and Residual Securities:
Fair market value	$272	$331	$225
As a percentage of Tier 1 (core) capital	14%	16%	14%
UPB of underlying collateral	22,437	13,361	7,961
Credit reserves embedded in value	1,262	477	266
Additions to credit reserves	1,020	238	136
Net realized credit losses	235	27	15
Credit reserves/non-performing assets	78%	77%	140%

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

EARNINGS

Our regulators evaluate the quality and consistency of our earnings. See “Narrative Summary of Consolidated Financial Results” and “Summary of Business Segment Results” for a discussion of our earnings for the years ended December 31, 2007 and 2006.

LIQUIDITY

During 2007, the secondary market for MBS and asset-backed securities (“ABS”) experienced significant disruption resulting in a further decline in overall market liquidity. In response to these disruptions, we further increased our emphasis of its funding strategy to deposits and borrowings from the Federal Home Loan Bank (“FHLB”). As a result of this effort, we were able to increase our deposits and advances from FHLB by $6.9 billion and $0.8 billion, respectively, during the year.

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

At December 31, 2007, we had total liquidity of $6.3 billion consisting of $0.5 billion in short-term liquidity (primarily cash), and $4.8 billion in operating liquidity, which represents unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities, and we also had access to $1.0 billion in financing at the Federal Reserve Discount Window. We currently believe our liquidity level is sufficient to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.

The following presents the components of our major sources of funds as of the dates indicated (dollars in thousands):

	December 31
	2007	2006

Deposits	$17,815,243	$10,898,006
Advances from FHLB	11,188,800	10,412,800
Other Borrowings:
Asset-backed commercial paper	—	2,115,839
Loans and securities sold under agreements to repurchase	—	1,407,199
HELOC notes payable	212,747	659,283
Trust preferred debentures	441,285	456,695
Other notes payable	—	1,009
Others(1)	(1,254)	(3,025)

Total other borrowings	652,778	4,637,000

	$29,656,821	$25,947,806

(1)	This represents unamortized portion of the facility issue cost and commitment fee.

Principal Sources of Cash

Loan Sales and Securitizations

Our business model has relied heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of our liquidity. Due to the disruption of the MBS and ABS secondary markets, loan sales and securitizations were adversely impacted, resulting in lower than normal volume. Thus, we significantly changed our production model and transitioned to become a GSE lender. During the year ended December 31, 2007, we sold $71.2 billion of mortgage loans, which represented approximately 92% of our funded mortgage loans during the year, to third-party investors through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. Our prime SFR mortgage loans HFI portfolio also acquired $10.9 billion of loans for our portfolio of HFI mortgage loans from our HFS portfolio due primarily to our inability to sell these loans in the secondary market. These loans will also provide future interest income. The remainder of our funded mortgage loans during the year is retained in our HFS portfolio for future sale.

Our business model has been negatively impacted as our sales channels continue to be disrupted. As a result, our earnings were also adversely impacted. If these disruptions continue, or there are other economic events or factors beyond our control, our earnings could continue to be negatively impacted.

Deposits/Retail Bank

We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 33 branches (up from 29 branches as of December 31, 2006) in Southern California and our telebanking, Internet, and Money Desk and Institutional channels. Through our web site at www.imb.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information, and pay their bills conveniently from any computer terminal. Total deposits increased to $17.8 billion at December 31, 2007, up from $10.9 billion at December 31, 2006. We estimate that in excess of 95% of our total deposits are fully insured by the FDIC.

Advances from the Federal Home Loan Bank

The FHLB system functions as a borrowing source for regulated financial depositories and similar institutions engaged in residential housing finance. As a member of the FHLB of San Francisco, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, on a secured basis, in amounts determined by reference to available collateral. SFR mortgage loans, agency and AAA-rated MBS are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.

Currently, Indymac Bank is approved for collateralized advances from FHLB of up to $16.7 billion. At December 31, 2007, advances from the FHLB totaled $11.2 billion, of which $7.2 billion were collateralized by mortgage loans and $4.0 billion were collateralized by MBS.

Other Borrowings

Other borrowings, excluding the subordinated debentures underlying the trust preferred securities, consist of asset-backed commercial paper (“ABCP”), loans and securities sold under committed financing facilities and uncommitted agreements to repurchase, and notes payable. Total other borrowings decreased to $0.2 billion at December 31, 2007, from $4.2 billion at December 31, 2006. Our repurchase agreement borrowings and extendible asset-backed commercial paper remained unused as of December 31, 2007 as a result of our strategy to increase our deposits and advances from the FHLB.

Our credit facilities do not have default triggers tied to our credit rating. While a change in rating would therefore not directly affect our current borrowing capacity in a material manner, it might affect our lenders’ decisions to renew credit facilities with us or it may change market perceptions and impact our trading and loan sales activities.

Below are the corporate ratings assigned to IndyMac Bancorp and Indymac Bank at December 31, 2007 and January 24, 2008:

					Dominion Bond		Fitch, IBCA,
	Moody’s		Standard & Poor’s		Rating Service		Duff & Phelps
	2007	2008(1)	2007	2008	2007	2008(1)	2007	2008

IndyMac Bancorp:
Outlook	Review for downgrade	—	Negative	Negative	Negative	—	Negative	Negative
Long term issuer credit	Ba2	—	BB+	BB+	BBH	—	BBB−	BB
Short term issuer credit	N/A	—	B	B	R4	—	F3	B
Indymac Bank:
Outlook	Review for downgrade	—	Negative	Negative	Negative	—	Negative	Negative
Long term issuer credit	Ba1	—	BBB−	BBB−	BBBL	—	BBB−	BB
Short term issuer credit	NP	—	A3	A3	R3	—	F3	B

(1)	We terminated the rating relationship with Moody’s and Dominion, and they subsequently withdrew their ratings at our request in January 2008.

The Enterprise Risk Management Committee, in its capacity as a committee of the Indymac Board of Directors, is directly responsible for the oversight of the Company’s relationships with external credit rating agencies. For fiscal year ended December 31, 2007, Indymac paid approximately $17.7 million in aggregate fees to external credit rating agencies, of which $15.1 million was for services related to securitizations, with the balance for services related to servicer ratings and other corporate rating related transactions.

Direct Stock Purchase Plan

Our direct stock purchase plan offers investors the ability to purchase shares of our common stock directly over the Internet. During the year ended December 31, 2007, we raised $145.6 million of capital by issuing 7,427,104 shares of common stock through this plan.

SENSITIVITY TO MARKET RISK

A key area of risk for us is interest rate risk sensitivity. This is due to the impact that changes in interest rates can have on the demand for mortgages, as well as the value of loans in our pipeline and assets on our balance sheet, particularly the valuation of our MSRs. To manage interest rate risk sensitivity we have a Centralized Interest Rate Risk Group (“CIRRG”). CIRRG fosters an interest rate and market risk management culture throughout the Company and exists to assist in protecting the Company from unexpected losses, earnings surprises and reputation damage due to interest rate risk. It also provides management and the Board with a better understanding of the trade-offs between risk and rewards, leading to smarter risk management and investment decisions, and more consistent and generally higher long term returns on equity. We hedge our assets at the portfolio level to ensure accountability and make certain that each portfolio can stand on its own.

To evaluate our ability to manage interest rate risk, there are a number of performance measures we track. These include net interest margin for both the total Company as well as our segments, the fluctuation in net interest income and expense and average balances, and the net portfolio value of our net assets.

Net Interest Margin

The following presents information regarding our consolidated average balance sheets (all segments are combined), along with the total dollar amounts of interest income and interest expense and the weighted-average interest rates for the years indicated (dollars in thousands):

	Year Ended December 31
	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Securities	$5,753,699	$406,376	7.06%	$4,658,402	$319,846	6.87%	$3,652,102	$208,560	5.71%
Loans held for sale	14,063,412	994,886	7.07%	11,488,630	797,460	6.94%	7,746,762	430,857	5.56%
Mortgage loans held for investment	7,039,623	460,898	6.55%	6,243,353	365,158	5.85%	5,282,342	256,427	4.85%
Builder construction loans	812,129	72,179	8.89%	735,841	76,006	10.33%	578,865	51,772	8.94%
Consumer construction loans	2,237,473	179,706	8.03%	2,014,213	144,574	7.18%	1,627,281	97,656	6.00%
Investment in FHLB stock and other	1,325,850	73,662	5.56%	887,837	47,972	5.40%	757,659	29,083	3.84%

Total interest-earning assets	31,232,186	2,187,707	7.00%	26,028,276	1,751,016	6.73%	19,645,011	1,074,355	5.47%

Mortgage servicing assets	2,201,169			1,436,725			786,622
Other	2,535,667			1,843,873			846,260

Total assets	$35,969,022			$29,308,874			$21,277,893

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$12,790,494	663,217	5.19%	$8,663,777	408,208	4.71%	$5,938,147	195,528	3.29%
Advances from Federal Home Loan Bank	13,531,225	701,226	5.18%	10,560,896	491,300	4.65%	8,439,903	281,929	3.34%
Other borrowings	4,393,049	256,522	5.84%	5,985,486	324,787	5.43%	4,235,298	172,187	4.07%

Total interest-bearing liabilities	30,714,768	1,620,965	5.28%	25,210,159	1,224,295	4.86%	18,613,348	649,644	3.49%

Other	3,277,322			2,302,455			1,283,678

Total liabilities	33,992,090			27,512,614			19,897,026
Shareholders’ equity	1,976,932			1,796,260			1,380,867

Total liabilities and shareholders’ equity	$35,969,022			$29,308,874			$21,277,893

Net interest income		$566,742			$526,721			$424,711

Net interest spread(1)			1.72%			1.87%			1.98%

Net interest margin(2)			1.81%			2.02%			2.16%

(1)	Net interest spread calculated as the yield on total average interest-earnings assets less the yield on total average interest-bearing liabilities.

(2)	Net interest margin calculated as annualized net interest income divided by total average interest-earning assets.

Average balances are calculated on a daily basis. Non-performing loans are included in the average balances for the years presented. The allowance for loan losses is excluded from the average loan balances and included in the average other assets line. Minority interests and perpetual preferred stock in subsidiary are included in average other liabilities.

Interest income and interest expense fluctuations depend upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities.

The following details the changes in interest income and expense by key attribute for the years indicated (dollars in thousands):

	Increase/(Decrease) Due to
	Volume(1)	Rate(2)	Mix(3)	Total Change

Year Ended December 31, 2007 vs. 2006
Interest income:
Mortgage-backed securities	$75,203	$9,171	$2,156	$86,530
Loans held for sale	178,723	15,279	3,424	197,426
Mortgage loans held for investment	46,572	43,607	5,561	95,740
Builder construction loans	7,880	(10,607)	(1,100)	(3,827)
Consumer construction loans	16,025	17,201	1,906	35,132
Investment in Federal Home Loan Bank stock and other	23,667	1,355	668	25,690

Total interest income	348,070	76,006	12,615	436,691
Interest expense:
Interest-bearing deposits	194,437	41,029	19,543	255,009
Advances from Federal Home Loan Bank	138,182	55,995	15,749	209,926
Other borrowings	(86,409)	24,722	(6,578)	(68,265)

Total interest expense	246,210	121,746	28,714	396,670

Net interest income (expense)	$101,860	$(45,740)	$(16,099)	$40,021

Year Ended December 31, 2006 vs. 2005
Interest income:
Mortgage-backed securities	$57,467	$42,193	$11,626	$111,286
Loans held for sale	208,114	106,869	51,620	366,603
Mortgage loans held for investment	46,651	52,524	9,556	108,731
Builder construction loans	14,039	8,020	2,175	24,234
Consumer construction loans	23,220	19,145	4,553	46,918
Investment in Federal Home Loan Bank stock and other	4,997	11,855	2,037	18,889

Total interest income	354,488	240,606	81,567	676,661
Interest expense:
Interest-bearing deposits	89,748	84,257	38,675	212,680
Advances from Federal Home Loan Bank	70,850	110,701	27,820	209,371
Other borrowings	71,154	57,631	23,815	152,600

Total interest expense	231,752	252,589	90,310	574,651

Net interest income (expense)	$122,736	$(11,983)	$(8,743)	$102,010

(1)	Changes in volume are calculated by taking changes in average balances multiplied by the prior year’s average interest rate.

(2)	Changes in the rate are calculated by taking changes in the average interest rate multiplied by the prior year’s average balance.

(3)	Changes in rate/volume (“mix”) are calculated by taking changes in rates times the changes in volume.

Net Interest Margin by Segment

The following summarize net interest margin by segment for the years indicated (dollars in millions):

	Year Ended December 31
	2007			2006			2005
	Average	Net	Net	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin	Assets	Income	Margin

By Segment:
Thrift segment and other	$15,442	$334	2.16%	$12,536	$265	2.11%	$10,228	$232	2.27%
Mortgage banking segment	8,386	93	1.11%	6,292	81	1.28%	4,689	63	1.34%

Total on-going businesses	23,828	427	1.79%	18,828	346	1.83%	14,917	295	1.98%
Discontinued business activities	7,404	140	1.89%	7,200	181	2.52%	4,728	130	2.75%

Total Company	$31,232	$567	1.81%	$26,028	$527	2.02%	$19,645	$425	2.16%

The consolidated net interest margin during 2007 was 1.81%, down from 2.02% for 2006. Thrift net interest margin of 2.16% for 2007 increased slightly from 2.11% for 2006.

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

In addition to mortgage loans held for sale, our hedging activities also include rate lock commitments. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). The rate lock commitments are initially valued at zero and continue to be adjusted for changes in value resulting from changes in market interest rates, pursuant to SAB 105. Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”) supersedes SAB 105 and is effective prospectively for loan commitments issued or modified beginning January 1, 2008. Upon adoption of SAB 109, we will recognize revenue at the inception of a rate lock commitment.

We economically hedge the risk of changes in fair value of rate lock commitments by selling forward contracts on securities of Fannie Mae or Freddie Mac, Eurodollar futures and other hedge instruments as we deem appropriate to prudently manage this risk. These forward and futures contracts are also accounted for as derivatives and recorded at fair value.

The following summarizes the effect that hedging for interest rate risk management had on our gross mortgage banking revenue margin for the years indicated:

	Year Ended December 31
	2007	2006	% Change	2005	% Change

Gross MBR margin	1.00%	1.50%	(33)%	1.59%	(37)%
MBR margin after hedging(1)	0.99%	1.41%	(30)%	1.70%	(42)%

(1)	Before credit costs and SFAS 91 deferred costs.

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

A summary of the performance on MSRs, including AAA-rated and agency interest-only securities, and hedges for the respective years follows (dollars in thousands):

	Year Ended December 31
	2007	2006	2005

Valuation adjustment due to market changes and external benchmarking	$156,327	$7,721	$(13,460)
Hedge loss on MSRs	61,476	(32,353)	2,360
Hedge (loss) gain on AAA-rated and agency interest-only securities	2,346	(8,678)	2,348
Unrealized gain on AAA-rated and agency interest-only securities	(734)	3,136	(13,864)
Unrealized (loss) gain on principal-only securities	(1,852)	(811)	(704)
Unrealized (loss) gain on prepayment penalty securities	(44,215)	23,625	21,694

Net (loss) gain on MSRs, AAA-rated and agency interest-only securities, and hedges	$173,348	$(7,360)	$(1,626)

The above gains and losses include costs inherent in transacting and holding the hedge instruments. If these assets were perfectly hedged, a net loss would have been reported representing these costs. In 2007, hedges on the servicing-related assets had a net gain of $61.5 million as they benefited from the decline in market interest rates. Moreover, our MSRs experienced a decline in value less than expected from the decline in interest rates as a result of slower prepayment rates currently and in the future.

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

As of December 31, 2007, the combined portfolio of MSRs and interest-only securities (the “MSR/IO portfolio”) and the mortgage-backed securities portfolio were valued at $2.4 billion and $6.4 billion, respectively. The average VAR (after the effect of hedging transactions) for the year on the MSR/IO portfolio was $3.4 million, or 14 basis points of the recorded value, and the average VAR (after the effect of hedging transactions) for the year on the MBS portfolio was $1.3 million, or 2 basis points of the recorded value. During the year, the VAR measure ranged from $1.3 million to $7.8 million and from $0.8 million to $2.6 million for the MSR/IO and MBS portfolios, respectively.

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

The following sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of the dates indicated (dollars in thousands):

	December 31, 2007			December 31, 2006
		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates
		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps

Cash and cash equivalents	$561,567	$561,567	$561,567	$541,545	$541,545	$541,545
Trading securities	1,221,319	1,277,821	1,181,673	541,175	573,028	522,503
Available for sale securities	5,892,727	6,011,674	5,725,050	4,183,629	4,272,980	4,064,097
Loans held for sale	3,814,287	3,977,569	3,804,344	9,566,224	9,645,767	9,440,968
Loans held for investment	15,655,523	15,944,607	15,351,165	10,191,350	10,266,772	10,081,430
MSRs	2,495,407	1,953,198	2,898,889	1,822,455	1,393,979	2,142,276
Other assets	1,807,917	2,084,403	1,610,292	1,992,698	2,317,284	1,813,516

Total assets	$31,448,747	$31,810,839	$31,132,980	$28,839,076	$29,011,355	$28,606,335

Deposits	$17,886,754	$17,933,343	$17,840,519	$11,045,977	$11,076,458	$11,015,812
Advances from Federal Home Loan Bank	11,355,215	11,559,467	11,153,554	10,409,767	10,565,054	10,256,128
Other borrowings	(1,150)	(1,150)	(1,150)	3,464,290	3,466,577	3,462,006
Other liabilities	477,180	477,180	477,180	775,455	775,455	775,455

Total liabilities	$29,717,999	$29,968,840	$29,470,103	$25,695,489	$25,883,544	$25,509,401

Shareholders’ equity (NPV)	$1,730,748	$1,841,999	$1,662,877	$3,143,587	$3,127,811	$3,096,934

% Change from base case		6.43%	(3.92)%		(0.50)%	(1.48)%

Our NPV model has been built to focus on the Bank alone and excludes $226.7 million of assets held at Indymac Bancorp and its non-bank subsidiaries.

The decrease in the NPV of shareholders’ equity from December 31, 2006 to December 31, 2007 is primarily due to net operating losses and declines in asset values relative to liabilities during the year. This NPV analysis is based on an instantaneous change in interest rates and does not reflect the impact of changes in hedging activities as interest rates change nor changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.

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

At December 31, 2007, net duration gap for our mortgage banking and thrift segments was negative 16.9 months and 0.8 months, respectively, with the overall net duration gap of negative 3.0 months. Fair value gains and losses will generally occur as market conditions change. We actively manage duration risk through asset selection by appropriate funding and hedging to within the risk limits approved by senior management and the Board of Directors. The duration gap measures are estimated on a daily basis for the mortgage servicing rights, mortgage backed securities, whole loan investment, and pipeline portfolios and on a monthly basis for the other assets in our thrift portfolio.

EXPENSES

Our operating expenses for the year ended December 31, 2007 were $973.7 million, up 23% from $789.0 million for the year ended December 31, 2006.

The increase in expenses is primarily due to the increase in our salaries and related expenses by $80.7 million. This is due to the 20% growth of our average FTEs from 7,935 for the year ended December 31, 2006 to 9,518 for the year ended December 31, 2007, which was primarily the result of the expansion of our retail lending group and some necessary growth in loan servicing and default management functions. We continued our investments in the retail channel and commercial mortgage banking division, with the bulk of the increase coming from the April 1, 2007 acquisition of the retail lending platform of NYMC, including roughly 400 employees, and the hiring of over 1,400 retail lending professionals in the third quarter of 2007 primarily from American Home Mortgage. In addition, we recorded $28 million severance-related charges in the third quarter of 2007 as a result of the reduction of our workforce through both the voluntary resignation with severance program and targeted involuntary layoffs for regular employees and reductions in our offshore and temporary workforce. These increases were offset partially by the reduction of roughly 1,500 positions, or 15% of our non-retail lending workforce in 2007.

Another factor contributing to the increase in expenses were REO related expenses which significantly increased by $42.2 million in 2007 as compared to 2006. The significant increase was driven by the further write-downs on REOs resulting from the rapid decline in values. Also, our REO related expenses increased due to higher foreclosures resulting from worsened delinquencies in our portfolio.

Refer to “Note 16 — Non-Interest Expense” in the accompanying notes to consolidated financial statements for a summary of expenses.

PROSPECTIVE TRENDS AND FUTURE OUTLOOK

We have a solid and a realistic plan that we believe will return Indymac to profitability in 2008. While forecasting continues to be a challenge as the housing and mortgage market remain uncertain and volatile, we believe that our new, more GSE-oriented mortgage production business will be profitable beginning in the second quarter of 2008. While we are projecting a loss in the first quarter of 2008, which is driven by restructuring charges from the workforce reduction we announced in January, we currently project a return to profitability in the second quarter of 2008 and growth in profits in the subsequent quarters of the year.

We expect our return to profitability to be driven by reduced credit costs and operating expenses, conversion of our production model and the continued strong performance of our mortgage servicing business. We believe we will see significant improvement in credit costs in 2008, given the large reserves we established in 2007 and because the new loans we are now originating are predominantly those eligible for sale to the GSEs, whereas the vast majority of the loans causing the losses in 2007 are in loan types that have been cut from our guidelines. In addition, we are rapidly making the transition from primarily an Alt-A lender to being a GSE lender, and we are seeing our mortgage production volumes stabilize. Also, we expect the reduction in our workforce announced in January 2008 and other efficiency measures to provide us with substantial annual savings and be essential in our drive to returning Indymac to profitability.

This “Prospective Trends and Future Outlook” section contains certain forward-looking statements. See “Part I — Forward-Looking Statements” for a description of factors which may cause our actual results to differ from those anticipated.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of our business, we engage in financial transactions that are not recorded on our balance sheet. These transactions are structured to manage our interest rate, credit or liquidity risks, to diversify funding sources or to optimize our capital usage.

Substantially all of our off-balance sheet arrangements related to the securitization of mortgage loans. Our mortgage loan securitizations are normally structured as sales in accordance with SFAS 140, which involves the transfer of the mortgage loans to “qualifying special-purpose entities” that are not subject to consolidation. In a securitization, an entity transferring the assets is able to convert those assets into cash. Special-purpose entities used in such securitizations obtain cash to acquire the assets by issuing securities to investors. We also, generally, have the right to repurchase mortgage loans from the special-purpose entities if the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans exceeds the revenues we earn.

In connection with our loan sales that are securitization transactions, there are $74.8 billion in loans owned by off-balance sheet trusts as of December 31, 2007. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third-party investors or the off-balance sheet trusts. Generally, neither the third-party investors nor the trusts have recourse to our assets or us, and they have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserves mostly for losses that could arise in connection with loans that we are required to repurchase from GSEs, whole loan sales and securitizations. For information on the sales proceeds and cash flows from our securitizations for 2007, see “Consolidated Risk Management Discussion — CAMELS Framework for Risk Management — Liquidity — Principal Sources of Cash — Loan Sales and Securitizations.”

We usually retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated and agency interest-only securities, prepayment penalty and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet. For more information on MSRs and other retained assets, see “Summary of

Business Segment Results — Mortgage Banking Segment — Mortgage Servicing Division” and “Summary of Business Segment Results — Thrift Segment — Mortgage-Backed Securities Division.”

Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following summarizes our material contractual obligations as of December 31, 2007 (dollars in thousands):

	Payment Due(4)
		January 1,	January 1,	January 1,
		2008	2009	2011
		through	through	through	After
	Note	December 31,	December 31,	December 31,	December 31,
	Reference	2008	2010	2012	2012	Total

Deposits Without a Stated Maturity	9	$2,488,855	$—	$—	$—	$2,488,855
Custodial Accounts and Certificates of Deposits	9	15,085,947	189,649	50,665	127	15,326,388
FHLB Advances	10	3,584,000	4,236,000	2,594,800	774,000	11,188,800
HELOC Notes(1)	11	—	—	—	212,747	212,747
Trust Preferred Debentures	11	—	—	—	414,285	414,285
Accrued Interest Payable	—	238,458	—	—	—	238,458
Deferred Compensation	—	41,100	3,343	3,674	4,936	53,053
Operating Leases(2)	20	51,536	85,052	57,255	71,594	265,437
Employment Agreements(3)	—	8,431	14,072	6,716	—	29,219
Purchase Obligations	—	6,841	8,652	1,495	—	16,988

Total		$21,505,168	$4,536,768	$2,714,605	$1,477,689	$30,234,230

(1)	HELOC notes are non-recourse and secured by AAA-rated HELOC certificates.

(2)	Total lease commitments are net of sublease rental income.

(3)	With the exception of our Chief Executive Officer, the amounts represent compensation for ten senior executives and include both base salary and estimated bonuses, calculated based on the terms in their respective written employment agreements. According to our Chief Executive Officer’s employment agreement, his bonus is contingent upon our future financial performance and cannot be reasonably estimated for future years. As a result, only his base salary and his actual 2007 bonus to be paid in 2008 are included above.

(4)	The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

The following schedule presents significant commitments at December 31, 2007 (dollars in thousands):

Payment Due

Undisbursed loan commitments:
Reverse mortgages	$349,208
Builder construction	465,688
Consumer construction	1,148,188
HELOCs	1,573,522
Revolving warehouse lending	379,037
Stand-By Letters of credit	4,308

At December 31, 2007, there were no loan purchase commitments under our clean-up call rights. See “Note 20 — Commitments and Contingencies” in the accompanying notes to consolidated financial statements for further details of our clean-up call rights.

In connection with standard representations and warranties on loan sales and securitizations, we are occasionally required to repurchase loans or make certain payments to settle claims based on breaches of these representations and warranties. In 2007, our active mortgage banking operations have sold $71.2 billion in loans and repurchased $613 million loans, or 0.86% of total loans sold. To provide for probable losses related to loans sold, we established a reserve based on estimated losses on actual pending and expected claims and repurchase requests, historical experience, loan sales volume and loan sale distribution channels and the assessment of the probability of vendor or investor claims, which is included in “Other liabilities” on the consolidated balance sheets. The balance in this reserve totaled $179.8 million at December 31, 2007. For further information, see “Consolidated Risk Management Discussion — CAMELS Framework for Risk Management — Asset Quality — Secondary Market Reserve.”

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS GENERALLY

The continuation of current market conditions could adversely impact our business.

Our business is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, real estate values, unemployment, volatile interest rates, government monetary policy, and other factors beyond our control may adversely affect our results of operations. Adverse economic conditions could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of property or other collateral which secures our loans, all of which could adversely affect our results of operations.

In 2007, a significant disruption in global credit and housing markets throughout the United States culminated in an industry-wide increase in borrowers unable to make their mortgage payments and increased delinquency and foreclosure rates. Lenders in certain sections of the housing and mortgage markets were forced to close or limit their operations. In response, financial institutions, including Indymac, have tightened their underwriting standards, limiting the availability of sources of credit and liquidity to consumers. Any continued economic slowdown or recession may be accompanied by a further decreased demand for consumer credit, decreased real estate values, and increased rates of delinquencies, defaults and foreclosures. In addition, mortgage loans we originate during an economic slowdown may not be as valuable to us because potential purchasers of our mortgage loans might reduce the premiums they pay for the mortgage loans to compensate for any increased risk arising during such periods. Any sustained increase in delinquencies, defaults or foreclosures is likely to significantly harm the pricing of our future mortgage loan sales and also our ability to finance our mortgage loan originations. If these negative market conditions become more widespread or continue for a prolonged period of time, our earnings and capital could be negatively impacted.

Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

Recently, the housing and the residential mortgage markets have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate beyond what is anticipated in our loss models, they may lead to additional losses in our loan portfolio and real estate owned as we continue to reassess the market value of our loan portfolio, the loss severities of loans in default, and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including the ones in which we lend through our homebuilder division. Our builders/borrowers face a greater difficulty in selling their homes in markets where these trends are more pronounced. We do not anticipate that the housing market will improve in the near-

term. Accordingly, additional downgrades, provisions for loan losses and charge-offs relating to this loan portfolio may occur.

The current dislocations in the mortgage market, and the current weakness in the broader financial markets, could adversely affect us.

From 2004-2006, the mortgage market was characterized by increased competition for loans and customers which simultaneously lowered profit margins on loans and caused lenders to be more aggressive in making loans to relatively less qualified customers. By the end of 2006, the sustained pricing competition and higher risk portfolios of loans reduced the appetite for loans among whole loan buyers, who offered increasingly lower prices for loans, thereby shrinking profit margins. In addition, the higher levels of credit risk taken on by lenders resulted in higher rates of delinquency in the loans held for investment and in increasing frequency of early payment defaults and repurchase demands on loans that had been sold. These trends accelerated during 2007, and the industry experienced a period of turmoil which has continued into 2008. At the end of 2007, more than 225 mortgage companies operating in the mortgage industry failed and many others faced serious operating and financial challenges.

Also, as a result of conditions within the mortgage industry, rating agencies, financial guarantee insurers and investors have recently begun and may continue in the future, to require additional credit enhancements to support the mortgage loans sold into the secondary market. This requirement generally has the effect of reducing our earnings and increasing the overall expense of selling mortgage loans into the secondary market.

We may be required to raise capital at terms that are materially adverse to our shareholders.

We suffered a loss in excess of $600 million during 2007 and as a result, saw our shareholders’ equity and regulatory capital decline in the second half of the year. While we currently have regulatory capital ratios in excess of the “well capitalized” requirement and have implemented a plan to reduce our balance sheet and increase our capital ratios, there can be no assurance that we will not suffer material losses or that our plans to reduce the balance sheet will succeed. In those circumstances, we may be required to seek additional regulatory capital to maintain our capital ratios at the “well capitalized” level. Such capital raising could be at terms that are very dilutive to existing shareholders and there can be no assurance that any capital raising we undertake would be successful given the current level of disruption in financial markets.

We expect to sell a significant portion of our loan production to GSEs and actions by the GSEs could impact our results.

Given the disruption in U.S. housing and mortgage markets, the ability to sell mortgages in the private label securitization market is virtually non existent at December 31, 2007. As a result, we have changed our loan production so that a significant majority of our production will be salable to the GSEs. While the GSEs remain active purchasers of loans, they have limited certain types of loans and imposed higher fees on production. There can be no assurance that actions by the GSEs will not have a materially adverse impact on our results and ability to originate loans.

A sustained reduction of our mortgage origination volume could harm us financially.

The volume of mortgage loans we originate has declined substantially in recent periods. This is a result of decreased demand for mortgage loans by investors, which is primarily the result of increased delinquencies and early payment defaults. Additionally, demand among borrowers for mortgage products has decreased significantly in recent months as the real estate market has experienced significant turmoil. Any sustained period of reduced origination volume is likely to significantly harm our business.

Changes in interest rates may adversely affect our business, including net interest income and earnings.

Changes in interest rates, including changes in the relationship between short-term rates and long-term rates, may have negative effects on our net interest income and, therefore, our earnings. Changes in interest rates may affect our mortgage banking business in complex and significant ways. For example, changes in interest rates can affect gain on sale on mortgage loans and loan servicing fees, which are the principal components of revenue from sales and servicing of home mortgage loans. When mortgage rates decline, the fair value of MSR assets generally declines and gain from mortgage loans tends to increase, to the extent we are able to sell or securitize mortgage loans in the secondary market. When mortgage rates rise, we generally expect loan volumes and payoffs in our servicing portfolio to decrease. As a result, the fair value of our MSR asset generally increases and gain from mortgage loans decreases. In recent periods, however, declines in general interest rates have not resulted in an increase in prepayment rates, due in part to the reduced liquidity in the mortgage markets making refinancing by borrowers more difficult.

Economic downturns or disasters in our principal lending markets, including California, New York, Florida, Washington and New Jersey, could adversely impact our earnings.

A majority of our loans are geographically concentrated in certain states, including California, New York, Florida, Washington and New Jersey, with 38% of our loans receivable balance at December 31, 2007 being in California. Any adverse economic conditions in these markets, including a continued downturn in real estate values, will likely cause the number of loans acquired to decrease resulting in a corresponding decline in revenues and an increase in the overall credit risk in our loan portfolios. Also, we could be adversely affected by business disruptions triggered by natural disasters or acts of war or terrorism in these geographic areas.

Actions undertaken by current and potential competitors could adversely impact our earnings and financial position.

While the current disruptions in the housing and credit markets have reduced the number of competitors, we still face significant competition for lending volume. Many of our competitors are larger and enjoy both financial and customer awareness advantages over us. In addition, the reduction in salability of many mortgages has caused us to temporarily discontinue certain lending products that many of our competitors are able to originate.

While we believe that our current plans and strategies will allow us to compete in the market, there can be no assurance that we will succeed and as a result, our financial results could be materially worse than we expect.

We are subject to changing government laws and regulations, which could adversely affect our operations.

The banking industry, in general, is heavily regulated. As a savings and loan holding company, we are subject to regulation by the OTS, and Indymac Bank is subject to regulation by the OTS and the Federal Deposit Insurance Corporation (“FDIC”). The economic and political environment influence regulatory policies, and as such, any or all of our business activities are subject to change if and when our primary regulators change the policies and regulations. As a result of recent negative publicity surrounding the mortgage industry, politicians and regulators are likely to impose additional laws, rules and regulations that could adversely affect our operations. Several pieces of legislation are under consideration at both the federal and state levels that could affect the ways in which we make loans, as well as the ways in which we are able to proceed against delinquent borrowers. Our business is subject to the laws, rules and regulations of various federal and state government agencies. These laws, rules and regulations, among other things, limit the interest rates, finance charges and other fees we may charge, require us to make extensive disclosure and prohibit discrimination. We also are subject to inspection by the OTS and the FDIC. The federal regulations also have been revising the risk-based capital rules, and the results of these revisions may affect our lending business or our competitive position relative to large mortgage lenders.

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

Our financial condition and results of operations are reported in accordance with GAAP. While not impacting economic results, future changes in accounting principles issued by the Financial Accounting Standards Board could impact our earnings as reported under GAAP. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as applicable rules and regulations promulgated by the SEC and the New York Stock Exchange. Complying with these standards, rules and regulations may impose administrative costs and burdens on us.

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

We may be affected by the further right-sizing of our workforce.

During 2007, we reduced our workforce by roughly 1,600 staff through a successful voluntary resignation program, targeted layoffs and eliminations of various outsourced and temporary personnel. In January 2008, Indymac announced further reductions of roughly 2,400 staff. These reductions have been spread throughout the Company’s global workforce. We anticipate additional staff reductions of 500 to 1,000 in the first half of 2008. We believe rightsizing of our workforce is not unusual due to the unprecedented disruption of the mortgage market. However, should this rightsizing hinder our ability to retain or attract talented employees, it may have a negative effect on our business and operating results.

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

We invest in MSRs and other retained assets to support our mortgage banking strategies and to deploy capital at acceptable returns. The value of these assets and the income they provide tend to be counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. We also enter into derivatives and other mortgage-related securities to hedge our MSRs and other retained assets to offset losses in fair value resulting from increased prepayments in declining interest rate environments. The primary risk associated with MSRs and other retained assets are that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising rate environment. Our hedging strategies are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve among other factors. In addition, our hedging strategies rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that could adversely impact our earnings.

Certain hedging and asset/liability management strategies that we use to manage our other financial instruments may be ineffective to mitigate the risk of interest rate fluctuations.

Certain other financial instruments that we invest in tend to decrease in value as interest rates increase and tend to increase in value as interest rates decline. These include fixed rate mortgage loans held for investment, fixed rate investment grade and non-investment grade mortgage-backed and asset-backed securities. To a lesser extent, adjustable mortgage loans held for investment and mortgage securities supported by adjustable rate mortgage loans may change in value as interest rates change, if the timing or absolute level of interest rate adjustments on the underlying loans do not correspond to applicable changes in market interest rates. We invest in these assets to earn stable spread income. Such assets are subject to interest rate risk because actual future cash flows may vary from expected cash flows primarily due to borrower prepayment behavior.

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

Options Risk.  An option provides the holder the right, but not the obligation, to buy, sell, or in some manner alter the cash flows of an instrument or financial contract. Options may be stand-alone instruments, such as exchange-traded options and over-the-counter contracts, or they may be embedded within standard instruments. Instruments with embedded options include bonds and notes with call or put provisions, loans that give borrowers the right to prepay balances, and adjustable rate loans with interest rate caps or floors that limit the amount by which the rate may adjust. Loans that give borrowers the right to prepay balances present the most significant option risk that we must manage. There are no assurances that the hedges that we select for any type of option will effectively offset the interest rate risks.

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

We establish reserves for various credit risk exposures. These reserves are often based on estimates of borrower behavior and the value of underlying collateral. Both our business units and corporate oversight groups review the adequacy of these reserves and the underlying estimates on a periodic basis and we make adjustments to the reserves when required. There is no assurance that our actual losses will not exceed our estimates and adversely impact our earnings.

We hold in our portfolio a significant number of builder construction loans, which may pose more credit risk than other types of mortgage loans typically made by savings institutions.

We ceased offering residential construction loans for builders and developers. Builder construction loans are considered more risky than other types of residential mortgage loans. Due to the disruptions in credit and housing markets, many of the builders we lend to experienced a dramatic decline in sales of new homes from their projects. As a result of this unprecedented market disruption, a significant portion of our builder construction portfolio is expected to become non-performing as builders are unable to sell homes in volumes large enough for orderly repayment of loans.

While we believe we have established adequate reserves on our financial statements to cover the credit risk of our builder construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our earnings. Given the current environment we expect that the non-performing loans in our builder construction portfolio will increase substantially and these non-performing loans could result in a material level of charge-offs that will negatively impact our earnings, liquidity and capital. Our failure to adequately address the related risks could have an adverse effect on our business and results of operations.

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

Our mortgage loan underwriting process, including our e-MITS underwriting and pricing system, depends heavily on risk-based pricing models. Our risk-based pricing models, including the risk-based pricing models utilized in e-MITS, are based primarily on standard industry loan loss data supplemented by our historical loan loss data and proprietary logic developed by us. Because the models cannot predict the effect of financial market and other economic performance factors, there are no assurances that our risk-based pricing models are a complete and accurate reflection of the risks associated with our loan products which may reduce the quality of our loan portfolio and could adversely impact our earnings.

We are exposed to credit risk related to counterparties in many of our businesses. If these counterparties are unable to perform according to the terms of our contract, our earnings may be adversely impacted.

In connection with our trading and hedging activities, we do business only with counterparties that we believe are established and sufficiently capitalized. In addition, with respect to hedging activities on the pipeline of mortgage loans held for sale, we enter into “master netting” agreements with the Fixed Income Clearing Corporation, an independent clearinghouse. This entity collects and pays daily margin deposits to reduce the risk associated with counterparty credit quality. We do not engage in any foreign currency trading. All interest rate hedge contracts are with entities (including their subsidiaries) that are approved by a committee of our Board of Directors and that generally must have a long term credit rating of “A” or better (by one or more nationally recognized statistical rating organization) at the time the relevant contract is consummated.

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

We retain limited credit exposure from the sale of mortgage loans. We make standard representations and warranties to the transferee in connection with all such dispositions. These representations and warranties do not assure against credit risk associated with the transferred loans, but if individual mortgage loans are found not to have fully complied with the associated representations and warranties we have made to a transferee, we may be required to repurchase the loans from the transferee or we may make payments in lieu of curing such breaches of these representations and warranties. Given the significant delinquencies in higher CLTV/LTV products, we expect that claims for repurchases pursuant to contractual representation and warranties will increase. While we have established reserves for what we consider as probable and reasonably estimable losses, there can be no assurance that losses will not ultimately exceed our reserves and materially impact future results.

Our management of the credit risk associated with non-investment grade MBS and residual securities depend upon estimates and assumptions that may not be accurate.

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

Non-investment grade securities represent leveraged credit risk as they absorb a disproportionate share of credit risk as compared to investment grade securities. These securities are recorded net of discount that is based upon, among other things, the estimated credit losses, expected prepayments, as estimated by internal loss models and/or perceived by the market, and the coupons, associated with these securities. The adequacy of this discount is dependent upon how accurate our estimate is of both the amount and timing of the cash flows paid to the non-investment grade securities, which is primarily based upon our estimate of the amount and timing of credit losses and prepayments on the underlying loan collateral.

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

RISKS RELATED TO OUR LIQUIDITY

If current market conditions persist, our ability to increase liquidity, including through the sale of mortgage loans in the secondary market or otherwise, could be limited, which could adversely affect our earnings.

Our liquidity may be affected by an inability to access the capital markets, which may arise due to circumstances beyond our control, such as general market disruption. During 2007, and continuing into 2008, there has been significant volatility in the mortgage market, including non-conforming residential mortgages. Since the second quarter of 2007, liquidity in the secondary market for nonconforming residential mortgages and securities backed by such loans has diminished significantly. While these market conditions persist, our ability to increase liquidity through the sale of mortgage loans in the secondary market will be adversely affected. We cannot predict with any degree of certainty how long these market conditions may continue or whether liquidity for nonconforming residential mortgages will improve.

Our ability to borrow funds and raise capital could be limited, which could adversely affect our earnings.

We have significant sources of liquidity as a result of our federal thrift structure. During 2007, we paid off all of our borrowings under reverse repurchase facilities and asset backed commercial paper facilities as market conditions made the cost and availability of funds from these facilities more onerous. We significantly increased our deposits and as of December 31, 2007, our only significant borrowings were from the FHLB, deposits and long term liabilities. As a thrift, we also have access to significant liquidity from the Federal Reserve Discount Window, although we have not utilized that facility. In order to further reduce our risk and strengthen our liquidity, we focus our deposit gathering on deposits that are fully insured by the FDIC. We estimate that approximately 95% of all deposits are fully insured. While our sources of liquidity are strong and have been stable throughout this current market disruption, there can be no assurance that actions by the FHLB or the Federal Reserve would not reduce our borrowing capacity or that we would be unable to attract deposits at competitive rates. Such events could have a material adverse impact on our results of operations and financial condition.

Additionally, we are required to maintain adequate capital by the OTS. There is no guarantee that we will be able to adequately access capital markets when or if a need for additional capital arises which could limit our ability to increase the assets on our balance sheet and adversely impact our earnings.

The accumulation of MSRs is a large component of our strategy. As of December 31, 2007, the capitalized value of MSRs was $2.5 billion. OTS regulations effectively impose higher capital requirements on the amount of MSRs that exceeds total Tier 1 capital. These higher capital requirements could result in lowered returns on our retained assets and could limit our ability to retain servicing assets and even cause our capital levels to decline significantly if the value of our MSRs grows. While management believes that compliance with the capital limits on MSRs will not materially impact future results, no assurance can be given that our plans and strategies will be successful.

Significant illiquidity, volatility and spread widening (i.e., an increase in credit risk premiums required by investors between mortgage-backed securities and comparable duration Treasury securities) in the secondary markets could have a material adverse impact on our mortgage production earnings and the earnings of the Company overall.

We rely heavily on the secondary markets, having sold 25% of the loans we sold in the fourth quarter of 2007 and 34% of the loans we sold in the year ended December 31, 2007 in private label securitizations, and 0% and 18% for the same periods, respectively, to whole loan investors. The secondary markets are currently experiencing mortgage spread widening and reduced liquidity, and this could continue or worsen in the future. One factor contributing greatly to secondary market uncertainty at present is uncertainty with respect to potential actions to be taken by the major agencies who rate mortgage-backed securities (Standard and Poor’s, Moody’s and Fitch). The agencies have recently downgraded many securities, announced that others are under review and stated that they are reviewing their models for determining subordination levels given mortgage industry credit deterioration, which will likely result in increased subordination levels and, therefore, increased mortgage credit costs for borrowers.

Spread widening can be severe and happen abruptly, as has happened recently. Indymac hedges the interest rate risk inherent in our pipeline of mortgage loans held for sale and rate-locked loans in process to protect our MBR margins. We attempt to hedge the type of spread widening caused by the secondary market disruptions we have experienced in 2007. Severe and abrupt spread widening, as we have recently experienced, can have a material adverse impact on our near-term earnings. Given the current uncertainties and resulting volatility in the secondary market, the risk of further spread widening must be considered significant, and our hedging activities may not be effective.

Illiquidity in the secondary market at present means that with respect to private label securitizations, there is reduced investor demand for mortgage-backed securities. Illiquidity is also reducing demand from whole loan investors. Under these conditions, we use our capital capacity and liquidity to hold increased levels of both securities and loans. While our capital and liquidity positions are currently strong, our capacity to retain loans and securities on our balance sheet is not unlimited. A prolonged period of secondary market illiquidity could result in us having to implement further mortgage guideline tightening, which would result in lower mortgage production volumes. This could have a material adverse impact on our future earnings.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Several of the critical accounting policies important to the portrayal of our financial condition and results of operations require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions and/or consumer behavior. We believe our most critical accounting policies relate to: (1) assets that are highly dependent on internal valuation models and assumptions rather than market quotations, including MSRs and non-investment grade securities and residuals; (2) derivatives and other hedging instruments; (3) allowance for loan losses (“ALL”); (4) loans held for sale, including estimates of fair value, LOCOM valuation reserve and sale accounting treatment; and (5) secondary market reserve.

Management discusses these critical accounting policies and related judgments with Indymac’s Audit Committee and external auditors on a regular basis. We believe the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Our accounting policies are described in “Note 1 — Summary of Significant Accounting Policies.”

FAIR VALUE INSTRUMENTS

With the exception of the ALL, these items are generally created in connection with our loan sale and securitization process. The allocated cost of the retained assets at the time of the sale is recorded as a component of the net gain (loss) on sale of loans. Such retained assets were comprised of MSRs and to a much lesser degree, AAA-rated agency and non-agency securities, AAA-rated and agency interest-only securities, AAA-rated principal-only securities, prepayment penalty securities, late fee securities, investment grade and non-investment grade securities, and residual securities.

Fair values for these assets are determined by using available market information, historical performance of the assets underlying collateral and internal valuation models as appropriate. The reasonableness of fair values will vary depending upon the availability of third party market information, which is a function of the market liquidity of the asset being valued. In connection with our mortgage banking and investment portfolio operations, we invest in assets created from the loan sale and securitization process, for which markets are relatively limited and illiquid. As a result, the valuation of these assets is subject to our assumptions about future events rather than market quotations. These assets generally include MSRs, AAA-rated and agency interest-only securities, non-investment grade securities and residuals. As the number of variables and assumptions used to estimate fair value increases and as the time period increases over which the estimates are made, such estimates will likely change in a greater number of periods, potentially adding volatility to our valuations and financial results. For further information regarding the sensitivity of the fair value of these assets to changes in the underlying assumptions, refer to “Note 13 — Transfers and Servicing of Financial Assets” in the accompanying consolidated financial statements of the Company.

We use fair value hedge accounting for a portion of our loans held for sale. There is a risk that at times we might not satisfy the requirements for fair value hedge accounting under SFAS 133, as amended, for a portion of our loans held for sale because we do not meet the required complex hedge correlation tests. This could cause temporary fluctuations in our reported income but not in the ultimate economic results. Any potential fluctuation in our reported results if hedge accounting is not achieved would be over a very short period during 2007 and the economic effect of both the hedges and loans would be recorded once the sale was completed. In addition, any imprecision in valuation of these items would be adjusted and recorded in a short period through our gain (loss) on sale margin once the sale of the loans was completed.

MORTGAGE SERVICING RIGHTS

MSRs are created on the sale of loans to GSEs, in private-label securitizations, and sometimes, from the sale of whole loans. We also purchase MSRs from time to time from third parties. The carrying value of MSRs in our financial statements represents our estimate of the present value of future cash flows to be received by us as servicer of the loans. In general, future cash flows are estimated by projecting the service fee, plus late fees and reinvestment income associated with interest earned on “float,” after subtracting guarantee fees on agency portfolios, the cost of reimbursing investors for compensating interest associated with the early pay-off of loans, the market cost to service the loans, the cost of mortgage insurance premiums (if applicable), and estimated prepayments.

MSRs are recorded at fair value with valuation changes, net of hedges, being reported in “Service fee income” in the consolidated statements of operations. We use option adjusted spread (“OAS”) to determine the fair value of MSRs and benchmark this value to a third party valuation model. The key assumptions include prepayment rates and, to a lesser degree, reinvestment income and discount rates. Based on these assumptions, our model calculates implied discount rates, which we compare to market discount rates and risk premiums to determine if our valuations are reasonable.

In addition to considering actual prepayment trends, future prepayment rates are estimated based on the following factors:

1) Relative Coupon Rate.  The interest rate the borrower is currently paying relative to current market rates for that type of loan is the primary predictor of the borrower’s likelihood to prepay. We assume a borrower’s propensity to prepay increases when the borrower’s loan rate exceeds the current market rates.

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

As cash flows must be estimated over the life of the pool of mortgage loans underlying the MSRs, assumptions must be made about the level of interest rates over that same time horizon, which is primarily three to five years. We utilize a credit spread over the market LIBOR/interest rate swap forward curve to estimate the level of mortgage interest rates over the life of the pool of loans. We believe a forward curve, as opposed to static or spot interest rates, incorporates the market perception about expected changes in interest rates and provides a more realistic estimate of lifetime interest rates and therefore prepayment rates.

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

NON-INVESTMENT GRADE SECURITIES AND RESIDUALS

General

Non-investment grade securities and residuals are created upon the issuance of private-label securitizations. Non-investment grade securities (rated below BBB) represent leveraged credit risk as they typically absorb a disproportionate amount of credit losses before such losses affect senior or other investment grade securities. Residuals represent the first loss position and are not typically rated by the nationally recognized agencies. The value of residuals represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors and contractually specified servicing and trustee fees, and estimated prepayments and credit losses.

Cash flows are also dependent upon various restrictions and conditions specified in each transaction. For example, residuals are not typically entitled to any cash flows unless over-collateralization has reached a certain level. The over-collateralization represents the difference between the bond balance and the collateral underlying the security. A sample over-collateralization structure may require 2% of the original collateral balance for 36 months. At month 37, it may require 4%, but on a declining balance basis. Due to prepayments, that 4% requirement is generally less than the 2% required on the original balance. In addition, the transaction may include an over-collateralization “trigger event,” the occurrence of which may require the over-collateralization to be increased. An example of such a trigger event is delinquency rates or cumulative losses on the underlying collateral that exceed stated levels. If over-collateralization targets were not met, the trustee would apply cash flows that would otherwise flow to the residual security until such targets are met. A delay or reduction in the cash flows received will result in a lower valuation of the residual.

We consider certain of our investment grade securities to be economic hedges of our non-investment grade securities and residuals. We classify these investment grade securities as trading securities in order to reflect changes in their fair values in our current results. Residuals are generally classified as trading securities so the accounting for these securities will mirror the economic hedging activities. All other MBS, including a portion of our non-investment grade securities, are classified as available for sale. At least quarterly, we evaluate the carrying value of non-investment grade securities and residuals in light of the actual performance of the underlying loans. If fair value is less than amortized cost and the estimated undiscounted cash flows have decreased compared to the prior period, the impairment is recorded through earnings. We classify our non-investment grade residuals as trading and therefore record them at fair value, with changes in fair value being recorded through earnings. We use a third-party model, using the “cash-out” method to value these securities. This method reflects when we receive the cash, which may be later than when the trust receives the cash. The model takes into consideration the cash flow structure specific to each transaction (such as over-collateralization requirements and trigger events). The key valuation assumptions include credit losses, prepayment rates and, to a lesser degree, discount rates.

Loss Estimates

We use a proprietary loss estimation model to project credit losses. This model was developed utilizing our actual loss experience for prime and subprime loans. The modeling logic has been reviewed by ERM. The expected loan loss is a function of loan amount, conditional default probability and projected loss severity. Characteristics that impact default probability vary depending on loan type and current delinquency status, but generally include the borrower’s credit score, loan-to-value ratio, loan amount, debt-to-income ratio, and loan purpose, among other variables. Characteristics that impact loss severity includes unpaid principal balance, loan-to-value, days to liquidation and mortgage insurance status. The loss estimation model also includes conditional default curves, which relate to the expected timing of the estimated loss. In our experience, default probabilities generally reach a peak within two to three years of loan origination and become less likely after four to five years. While there can be no assurance as to the accuracy of the model in predicting losses, we have “back tested” the model’s default probability logic. The model is updated and recalibrated periodically based on our on-going actual loss experience.

Prepayment Speeds

We estimate prepayments on a collateral-specific basis and consider actual prepayment activity for the collateral pool. We also consider the current interest rate environment, the market forward curve projections and prepayments estimated on similar collateral pools where we own MSRs. While higher prepayment speeds tend to be closely correlated with a reduced credit environment, increasing prepayments may reduce the value of residual securities since these securities represent excess spread on the underlying collateral. Therefore, higher prepayments, in isolation, reduce the life of the residual and total cash flows resulting in a reduction in the fair value of the residual.

Discount Rates

We determine static discount rates based on a number of factors, including but not limited to the collateral type and quality, structure of the transaction, market interest rates and our ability to generate an appropriate after tax return on equity given the other valuation assumptions and resulting projected cash flows. We also review the discount rates used by other investors for similar securities to evaluate the appropriateness of our assumptions. As non-investment grade securities and residuals are our higher risk assets, and liquidity is generally the lowest for these assets on a duration adjusted basis, the spread over the risk free rate is also the highest of all of our cash flow sensitive assets.

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

In complying with the requirements of SFAS 133, our management team has made certain judgments in identifying derivative instruments, designating hedged risks, calculating hedge effectiveness, and measuring, recognizing, and classifying changes in value. Critical judgments made with respect to our hedge designations include:

•	Hedge Effectiveness Testing Methodology. SFAS 133 requires we identify and consistently follow a methodology justifying our expectation that our hedges will continue to be highly effective at achieving offsetting changes in value. In devising such a methodology, which is consistent with our risk management policy, we have exercised judgment in identifying: (1) the scope and the types of historical data and observations; (2) the mathematical formulas and quantitative steps to calculate hedge effectiveness; and (3) the frequency and necessity of updates to our calculations and assumptions. As discussed in the footnotes to our financial statements, we have designated certain forwards, futures, and interest rate swaps to hedge the benchmark interest rate risk in our funded mortgage loan pipeline and borrowings exposures, respectively, as SFAS 133 hedges. If the results of our hedge effectiveness tests determine that our hedges are not effective, we do not adjust the basis of our pipeline mortgage loans, in the case of disqualified fair value hedges, or defer derivative gains and losses in “Other comprehensive income” (“OCI”), in the case of disqualified cash flow hedges, from the date our hedges were last effective to the date they are again compliant with SFAS 133. Therefore, the ability to recognize hedge accounting basis adjustments and OCI deferrals may cause us to report materially different results under different conditions or using different assumptions.

•	Hedge Ineffectiveness Measurement. Regardless of our method of proving hedge effectiveness, we are required to recognize hedge ineffectiveness in earnings to the extent that exact offset is not achieved, as defined by SFAS 133. As discussed in the footnotes to the financial statements, the estimated fair value amounts of our financial instruments have been determined using available market information and valuation methods we believe are appropriate under the circumstances. These estimates are inherently subjective in nature and involve matters of significant uncertainty and judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts, and, therefore, on the recognition of basis adjustments and OCI deferrals for hedged mortgage loans and forecasted borrowing/advance cash flows, respectively, as well as the hedge ineffectiveness recognized in the income statement for both hedge types.

Some of our hedges, including certain elements of our pipeline which are required to be carried at fair value as derivative instruments in accordance with SFAS 133, and other derivative instruments for which we do not designate hedging relationships for accounting purposes, involve estimates of fair value where no direct exchange-traded or indirect “proxy” market prices are immediately available. As noted above and in the footnotes to our financial statements, we employ available market information and valuation methods we believe are appropriate under the circumstances and, as applicable, within the range of industry practice.

Changes in either the mix of market information or the valuation methods used would change the fair values carried on the balance sheet, the associated impact on the income statement, and the application and impacts of SFAS 133 hedge accounting.

SAB 105 provides guidance regarding loan commitments accounted for as derivative instruments. As noted in the footnotes to the financial statements, interest rate lock commitments are valued at zero at inception in accordance with SAB 105. The rate locks are adjusted for changes in value resulting from changes in market interest rates. SAB 109 supersedes SAB 105 and is effective prospectively for loan commitments issued or modified beginning January 1, 2008. Upon adoption of SAB 109, we will recognize revenue at the inception of a rate lock commitment.

Non-derivative contracts sometimes contain embedded terms meeting the definition of a derivative instrument under SFAS 133. In certain circumstances, management has concluded such terms are appropriately excluded from fair value accounting as they are clearly and closely related to the economic characteristics of the non-derivative “host” contract, in accordance with SFAS 133. Under different facts and circumstances, should such embedded terms not be considered clearly and closely related, recognition of such embedded derivatives on the balance sheet at fair value would be required by SFAS 133.

ALLOWANCE FOR LOAN LOSSES

For the loans held for investment portfolio, an ALL is established and allocated to various loan types. The determination of the level of the ALL and, correspondingly, the provision for loan losses, is based on delinquency trends, prior loan loss experience, and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continuously evaluates these assumptions and various relevant factors impacting credit quality and inherent losses. We utilize several methodologies to estimate the adequacy of our ALL and to ensure the allocation of the ALL to the various portfolios is reasonable given current trends and economic outlook. In this regard, we segregate assets into homogeneous pools of loans and heterogeneous loans.

Homogeneous pools of loans exhibit similar characteristics and, as such, can be evaluated as pools of assets through the assessment of default probabilities and corresponding loss severities. Our homogeneous pools include residential mortgage loans, consumer construction loans, HELOCs, closed-end seconds, manufactured home loans and home improvement loans. The estimate of the ALL for homogeneous pools is based on recent product-specific migration patterns and recent loss experience.

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

Our asset classification methodology was designed in accordance with guidelines established by our supervisory regulatory agencies as follows:

•	Pass — Assets classified Pass are assets that are well protected by the net worth and paying capacity of the borrower or by the value of the asset or underlying collateral.

•	Special Mention — Special Mention assets have potential weaknesses that require close attention, but have not yet jeopardized the timely repayment of the asset in full.

•	Substandard — This is the first level of adverse classification. Assets in this category are inadequately protected by the net worth and paying capacity of the borrower or by the value of the collateral. Substandard assets are characterized by the distinct possibility some loss will occur if the deficiencies are not corrected.

•	Doubtful — Assets in this category have the same weaknesses as a substandard asset, with the added characteristic that based on current facts, conditions and values, liquidation of the asset in full is highly improbable.

•	Loss — Assets in the Loss category are considered uncollectible and of such little value that the continuance as an asset, without establishment of a specific valuation allowance, is not warranted.

A component of the overall ALL is not specifically allocated (“unallocated component”). The unallocated component reflects management’s assessment of various factors that create inherent imprecision in the methods used to determine the specific portfolio allocations. Those factors include, but are not limited to, levels of and trends in delinquencies and impaired loans, charge-offs and recoveries, volume and terms of the loans, effects of any changes in risk selection and underwriting standards, other changes in lending policies, procedures, and practices, and national and local economic trends and conditions.

Impaired loans include loans classified as non-accrual where it is probable we will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. When a loan is deemed impaired, the amount of specific allowance required is measured by a complete analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the fair value of the underlying collateral less costs of disposition, or the loan’s estimated market value. In these measurements, we use assumptions and methodologies that are relevant to estimating the level of impaired and unrealized losses in the portfolio. To the extent the data supporting such assumptions has limitations, our judgment and experience play a key role in enhancing the ALL estimates.

We transferred mortgage loans HFS to HFI and recorded a reduction to the net investment, a portion of this reduction represents credit losses we estimated in determining the market value of loans. This amount represents a “reserve” for future realized credit losses. If our estimate of inherent credit losses in the transferred pool increases, we may record a provision for loan losses which will increase the ALL.

As the housing and mortgage markets deteriorated during 2007, we made adjustments to key assumptions used to establish our loss reserves. Generally, we adjusted our assumptions as to frequency of mortgage loans moving to default and the expected severities of losses from sales of underlying REO properties. We also adjusted assumptions on our builder construction portfolio to give consideration to the project and market specific condition for loans in this portfolio that have or are expected to default.

LOANS HELD FOR SALE

Loans held for sale are carried at the lower of aggregate cost, net of purchase discounts or premiums, deferred fees, deferred origination costs and effects of hedge accounting, or fair value. Historically, the fair value of loans held for sale was determined using current secondary market prices for loans with similar coupons, maturities and credit quality. Given recent market disruptions, these current secondary market prices generally relied on to value conditions of the HFS loans were not available. As a result, the Company considered other factors, including: 1) quoted market prices for to be announced (“TBA”) securities (for agency-eligible loans); 2) recent transaction settlements or traded but unsettled transactions for similar assets; 3) recent third party market transactions for similar assets; and 4) modeled valuations using assumptions the Company believes a reasonable market participant would use in valuing similar assets (assumptions may include loss rates, prepayment rates, interest rates, volatilities, mortgage spreads). At December 31, 2007, the majority of the Company’s loans HFS are GSE-eligible. As these loans have reliable market price information, the fair value of these loans continues to be based on quoted market prices of similar assets. For the non GSE-eligible loans, including loans transferred to HFI at the lower of cost or fair value, the valuation of these loans requires more reliance on recent third party market transactions for similar assets and modeled valuations using assumptions the Company believes a reasonable market participant would use in valuing similar assets.

Since there was very limited available price discovery due to the collapse of the secondary market for non-GSE mortgages, the estimation of fair value in the second half of 2007 required significant management judgment.

While management believes its determination of fair values is reasonable in the circumstances, even small changes in the underlying assumptions, application of different valuation approaches or a different assessment of the weight of evidence from the available sources of information could have resulted in significantly different estimates.

Our recognition of gain or loss on the sale of loans is accounted for in accordance with SFAS 140. Typically, we structure such transfers to meet the sale accounting criteria as set forth in SFAS 140 and record the commensurate gain on sale. SFAS 140 requires a transfer of financial assets in which we surrender control over the assets be accounted for as a sale to the extent that consideration, other than beneficial interest in the transferred assets, is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interest based on their relative fair values.

SFAS 140 requires, for certain transactions completed after the initial adoption date, a “true sale” analysis of the treatment of the transfer under state law as if we were a debtor under the bankruptcy code. A “true sale” legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor and the nature of retained servicing rights. The analytical conclusion as to a “true sale” is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the special-purpose entity has complied with rules concerning qualifying special-purpose entities.

SECONDARY MARKET RESERVE

As part of the normal course of business involving loans sold to the secondary market, we can be required to repurchase loans or make payments to settle breaches of the standard representations and warranties made as part of our loan sales or securitizations. We can be required to repurchase loans from investors when our loan sales contain individual loans that do not conform to the representations and warranties we made at the time of sale (including early payment default provisions). We maintain a secondary market reserve for losses that arise in connection with loans that we may be required to repurchase from whole loan sales, sales to the GSEs, and securitizations. The reserve has two general components: reserves for repurchases arising from representation and warranty claims and reserves for repurchases arising from early payment defaults.

The reserve level is a function of expected losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels, the assessment of probable vendor or investor claims and even small changes in assumptions could result in a significantly higher or lower estimate. Our analysis includes an estimate of representation and warranty demands, expected demands due to deteriorating loan performance and probable obligations related to disputes with investors and vendors with respect to contractual obligations pertaining to mortgage origination activity. An increase to this reserve is recorded as a reduction of the “Gain (loss) on sale of loans” in our consolidated statements of operations and the corresponding reserve is recorded in “Other liabilities” in our consolidated balance sheets. At the time we repurchase a loan, the estimated loss on the loan is charged against this reserve and recorded as a reduction of the basis of the loan. The significant increase in the secondary market reserve is due to our expectation of significantly higher volumes of repurchase demands and increased loss severity from declining home prices.

SENSITIVITY ANALYSIS

Changing the assumptions used to estimate the fair value of AAA-rated and agency interest-only securities, MSRs, principal-only securities, prepayment penalty securities, late fee securities, investment grade securities, non-investment grade securities and residuals (“the retained assets”) could materially impact the amount recorded in our balance sheet and in our gain on sale of loans. Initially, the estimation of the fair value of the retained assets from loan securitizations and sales impacts the financial statements of our mortgage-banking segment. Thereafter, adjustments to fair value impact the retained assets and servicing division’s financial statements. Provisions to the secondary market reserves and adjustments to the ALL may impact any of our segments. Refer to “Note 13 — Transfers and Servicing of Financial Assets” in the consolidated financial statements of Indymac for further information on the hypothetical effect on the fair value of our retained assets using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at December 31, 2007.

REGULATORY UPDATE

In December 2007, the OTS endorsed a private-sector initiative to help families avoid foreclosure and stay in their homes. The American Securitization Forum (“ASF”), representing mortgage investors, and the HOPE NOW alliance (“HOPE NOW”), whose members represent more than 80% of the subprime mortgage servicing market, developed the details of the streamlined process for refinancing and modifying subprime adjustable-rate mortgages. The new process is intended as a blueprint for standard industry practice.

The OTS endorsed private-sector initiative consists of the Streamlined Foreclosure and Loss Avoidance Framework (the “ASF Framework”), which was issued by the ASF during the same month. The ASF Framework requires a borrower and its U.S. subprime residential mortgage variable loan to meet specific conditions to qualify for a modification under which the qualifying borrower’s loan interest rate would be kept at the existing rate, generally for five years following an upcoming reset period. The ASF Framework is focused on U.S. subprime first-lien adjustable-rate residential mortgages that have an initial fixed interest rate period of 36 months or less, are included in securitized pools, were originated between January 1, 2005 and July 31, 2007, and have an initial interest rate reset date between January 1, 2008 and July 31, 2010. Any loan modifications we make in accordance with the ASF Framework will not have a material impact on our accounting for the mortgage loans.

Prior to the aforementioned endorsement in December 2007, the OTS, as well as other federal banking agencies, issued a statement related to loss mitigation strategies for servicers of residential mortgages. This statement, which is broader than the ASF Framework, provides guidance to servicers under the governing securitization documents to take appropriate steps when an increased risk of default is identified, including, proactively identifying borrowers at heightened risk of delinquency or default, such as those with interest rate resets; contacting borrowers to assess their ability to pay; assessing whether there is reasonable basis to conclude that default is “reasonably foreseeable”; and exploring where appropriate, a loss mitigation strategy that avoids foreclosure or other actions that result in a loss of homeownership. Management believes the Company’s loss mitigation activities comply with this OTS issued statement.

OTHER CONSIDERATIONS

Under OTS regulations, limitations have been imposed on all capital distributions, including cash dividends. IndyMac Bancorp, as the holding company for the Bank, is substantially dependent upon dividends from the Bank for cash used to pay dividends on common stock and other cash outflows. We are required to seek approval from the OTS in order to pay dividends from the Bank to the Parent Company. There is no assurance that the Bank will be able to pay such dividends in the future or that the OTS will continue to grant approvals. While the holding company maintains cash balances at all times to manage its liquidity, a disruption in dividends from the Bank could cause the holding company to reduce or eliminate the dividends paid on common stock.

For holders of the Bank’s Series A preferred stock and IndyMac Bancorp’s common stock, dividends we pay will be treated as dividends for U.S. federal income tax purposes only to the extent paid out of our current or accumulated “earnings and profits.” Any dividend that we pay at a time when we do not have any current or accumulated earnings and profits will not be taxable as a dividend for U.S. federal income tax purposes, and instead will be treated first as a return of capital, reducing a holder’s basis in its stock to the extent of such basis, and thereafter as capital gain. Any dividends we pay that are not treated as dividends will not be eligible for the dividends-received deduction or the reduced rates of taxation available for certain holders subject to U.S. federal income tax.

APPENDIX A:  ADDITIONAL QUANTITATIVE DISCLOSURES

We believe the information provided in the body of this Form 10-K provides a good overview of our business and our results for 2007. However, we include the following for a more detailed analysis of our operations:

TABLE 1.	PRODUCT PROFITABILITY ANALYSIS

As part of our process of measuring results and holding managers responsible for specific targets, we evaluate profitability at the product level in addition to our segment results. We currently have four product groups: standard consumer home loans held for sale, specialty consumer home loans held for sale and/or investment, home loans and related investments, and specialty commercial loans held for sale and/or investment.

As conditions in the U.S. mortgage market have deteriorated, we have discontinued certain products and are reporting them in a separate category, “Discontinued Products”. Discontinued products include closed-end second liens (“seconds”), HELOCs, subdivision loans and manufactured housing loans.

See the table below for details on the products included within each product group.

Standard Consumer Home Loans Held for Sale	Includes first mortgage products originated for sale through the various Indymac channels (excluding the servicing retention channel and consumer construction division). These products include prime and subprime loans.

Prime

First mortgage loans for sale that meet the underwriting guidelines of Fannie Mae and Freddie Mac or that have prime credit characteristics but do not meet the GSE underwriting guidelines.

Subprime

Includes first mortgage loans that are extended to borrowers with impaired credit with one or more of the following characteristics: 1) FICO score of less than 620; 2) late mortgage payment in the last 12 months; or 3) bankruptcy in the last 2 years.

Specialty Consumer Home Loans Held for Sale and/or Investment	Includes specialty mortgage products originated through the various Indymac channels and adjusted for intercompany activity. These products include reverse mortgages and CTP/Lot.

Reverse Mortgages

Reverse mortgage loans extended to borrowers age 62 and older secured by equity in a primary residence.

CTP/Lot

CTP loans made to homeowners for the construction of new custom homes which automatically convert to permanent mortgage loans at the end of construction; and lot loans.

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

MBS

Trading and investment activity related to the purchase, management and sale of investment grade and non-investment grade mortgage-backed securities.

SFR Loans Held for Investment

Company-wide loan investment activity related to the purchase, management and sale of single family residential mortgage loans held for investment.

Specialty Commercial Loans Held for Sale and/or Investment	Includes the consolidated loan activity associated with loans that are made to commercial customers such as commercial builders and mortgage brokers and bankers for the purposes of either building residential homes or financing the purchase of these homes.

Single Spec

Loans that are made to homebuilders to build individual custom homes for resale to consumers.

Warehouse Lending

Warehouse lines of credit to mortgage brokers to finance their inventory of loans prior to sale.

Commercial Real Estate Lending

Permanent loans for multi-family and commercial properties.

Overhead	Includes all fixed operating costs associated with production divisions and servicing loans that are not allocated to the respective products for which these services are provided. In addition, it includes all corporate fixed costs that do not vary in the short term with changes in business activity. These fixed costs include corporate administration, financial management, enterprise risk management, centralized information technology and other unallocated fixed costs.

Discontinued Products	HELOCs/Seconds

Home equity lines of credit and closed-end second lien mortgages.

Subdivision

Subdivision lending for commercial acquisition, development and construction loans to commercial builders.

Other

Dealer originated manufactured housing and home improvement loans.

The following summarizes the profitability for each of the four product groups and the discontinued products group for the years indicated (dollars in thousands):

			Home
	Standard	Specialty	Loans &	Specialty			Total
	Consumer	Consumer	Related	Commercial			On-Going	Discontinued	Total
	Home Loans	Home Loans	Investments	Loans	Treasury	Overhead	Products	Products	Company

Year Ended December 31, 2007

Operating Results
Net interest income	$156,573	$82,226	$162,621	$16,646	$2,597	$16,462	$437,125	$129,617	$566,742
Provision for loan losses	—	(35,856)	(145,364)	(4,699)	—	—	(185,919)	(209,629)	(395,548)
Gain (loss) on sale of loans	(233,739)	177,324	48,899	(5,138)	—	(192)	(12,846)	(341,514)	(354,360)
Service fee income	—	38,046	454,695	3	—	2,263	495,007	24,246	519,253
Gain (loss) on securities	—	(1,629)	(301,775)	—	—	—	(303,404)	(136,309)	(439,713)
Gain on sale and leaseback of building	—	—	—	—	—	23,982	23,982	—	23,982
Other income	28,253	22,247	10,771	5,018	1,269	4,894	72,452	10,756	83,208

Net revenue (expense)	(48,913)	282,358	229,847	11,830	3,866	47,409	526,397	(522,833)	3,564
Variable expenses	274,901	116,610	24,236	3,817	—	—	419,564	34,458	454,022
Severance charges	—	—	—	—	—	31,850	31,850	—	31,850
Deferral of expenses under SFAS 91	(189,542)	(35,585)	(10,440)	(1,127)	—	—	(236,694)	(22,461)	(259,155)
Fixed expenses	243,211	82,369	90,677	13,411	12,190	277,843	719,701	28,993	748,694

Pre-tax earnings (loss)	(377,483)	118,964	125,374	(4,271)	(8,324)	(262,284)	(408,024)	(563,823)	(971,847)

Minority interests	456	412	1,522	64	7,630	12,475	22,559	462	23,021

Net earnings (loss)	$(230,343)	$71,423	$74,832	$(2,666)	$(12,699)	$(171,525)	$(270,978)	$(343,830)	$(614,808)

Performance Data
Average interest-earning assets	$10,241,209	$3,548,742	$13,007,665	$478,270	$—	$537,109	$27,812,995	$3,419,191	$31,232,186
Allocated capital	$474,759	$172,351	$801,757	$38,843	$—	$160,305	$1,648,015	$328,917	$1,976,932
Loan production	59,529,001	9,617,560	4,156,353	543,931	—	—	73,846,845	4,469,539	78,316,384
Loans sold	53,730,095	7,417,072	7,807,414	—	—	—	68,954,581	2,209,143	71,163,724
MBR margin	(0.09)%	3.01%	0.63%	N/A	N/A	N/A	0.24%	(14.29)%	(0.22)%
ROE	(49)%	41%	9%	(7)%	N/A	N/A	(16)%	(105)%	(31)%
Net interest margin	1.53%	2.32%	1.25%	3.48%	N/A	N/A	1.57%	3.79%	1.81%
Efficiency ratio	(135)%	51%	28%	97%	N/A	N/A	131%	(13)%	244%

Year Ended December 31, 2006

Operating Results
Net interest income	$126,582	$58,214	$168,025	$16,795	$(3,343)	$6,992	$373,265	$153,456	$526,721
Provision for loan losses	—	(2,906)	(9,225)	(597)	—	—	(12,728)	(7,265)	(19,993)
Gain (loss) on sale of loans	432,508	201,605	35,058	—	—	—	669,171	(1,117)	668,054
Service fee income	—	21,141	72,227	—	—	1,951	95,319	5,998	101,317
Gain (loss) on securities	—	659	37,331	—	—	—	37,990	(17,508)	20,482
Other income	—	20,512	6,920	5,777	677	3,917	37,803	12,319	50,122

Net revenue (expense)	559,090	299,225	310,336	21,975	(2,666)	12,860	1,200,820	145,883	1,346,703
Variable expenses	233,344	116,702	11,994	2,694	—	—	364,734	61,428	426,162
Deferral of expenses under SFAS 91	(178,637)	(40,760)	(5,772)	(308)	—	—	(225,477)	(40,769)	(266,246)
Fixed expenses	186,182	83,002	52,818	6,817	8,529	269,174	606,522	24,769	631,291

Pre-tax earnings (loss)	318,201	140,281	251,296	12,772	(11,195)	(256,314)	455,041	100,455	555,496

Net earnings (loss)	$193,785	$84,779	$153,039	$7,779	$(6,818)	$(150,812)	$281,752	$61,177	$342,929

Performance Data
Average interest-earning assets	$8,536,707	$2,866,578	$9,915,750	$363,337	$—	$562,241	$22,244,613	$3,783,663	$26,028,276
Allocated capital	$398,215	$134,942	$625,456	$29,694	$—	$266,316	$1,454,623	$341,637	$1,796,260
Loan production	70,043,484	10,284,979	2,232,454	190,908	—	—	82,751,825	8,945,999	91,697,824
Loans sold	63,635,182	6,994,666	2,226,201	—	—	—	72,856,049	6,192,913	79,048,962
MBR margin	0.88%	3.56%	1.57%	N/A	N/A	N/A	1.11%	0.58%	1.06%
ROE	49%	63%	24%	26%	N/A	N/A	19%	18%	19%
Net interest margin	1.48%	2.03%	1.69%	4.62%	N/A	N/A	1.68%	4.06%	2.02%
Efficiency ratio	43%	53%	18%	41%	N/A	N/A	61%	30%	58%

The following provides details on the profitability for the standard consumer home loans held for sale for the years indicated (dollars in thousands):

	Standard Consumer Home Loans
	Prime	Subprime	Total

Year Ended December 31, 2007
Operating Results
Net interest income	$149,249	$7,324	$156,573
Provision for loan losses	—	—	—
Gain (loss) on sale of loans	(206,277)	(27,462)	(233,739)
Service fee income	—	—	—
Gain (loss) on securities	—	—	—
Other income	27,367	886	28,253

Net revenues (expense)	(29,661)	(19,252)	(48,913)
Variable expenses	250,261	24,640	274,901
Deferral of expenses under SFAS 91	(172,224)	(17,318)	(189,542)
Fixed expenses	224,547	18,664	243,211

Pre-tax earnings (loss)	(332,245)	(45,238)	(377,483)

Minority interests	449	7	456

Net earnings (loss)	$(202,786)	$(27,557)	$(230,343)

Performance Data
Average interest-earning assets	$9,996,322	$244,887	$10,241,209
Allocated capital	$460,005	$14,754	$474,759
Loan production	56,986,937	2,542,064	59,529,001
Loans sold	51,466,679	2,263,416	53,730,095
MBR margin	(0.06)%	(0.85)%	(0.09)%
ROE	(44)%	(187)%	(49)%
Net interest margin	1.49%	2.99%	1.53%
Efficiency ratio	N/M	(135)%	N/M

Year Ended December 31, 2006
Operating Results
Net interest income	$110,903	$15,679	$126,582
Provision for loan losses	—	—	—
Gain (loss) on sale of loans	409,503	23,005	432,508
Service fee income	—	—	—
Gain (loss) on securities	—	—	—
Other income	—	—	—

Net revenues (expense)	520,406	38,684	559,090
Variable expenses	204,391	28,953	233,344
Deferral of expenses under SFAS 91	(156,352)	(22,285)	(178,637)
Fixed expenses	168,511	17,671	186,182

Pre-tax earnings (loss)	303,856	14,345	318,201

Net earnings (loss)	$185,049	$8,736	$193,785

Performance Data
Average interest-earning assets	$7,956,667	$580,040	$8,536,707
Allocated capital	$362,396	$35,819	$398,215
Loan production	67,458,207	2,585,277	70,043,484
Loans sold	61,013,270	2,621,912	63,635,182
MBR margin	0.85%	1.48%	0.88%
ROE	51%	24%	49%
Net interest margin	1.39%	2.70%	1.48%
Efficiency ratio	42%	63%	43%

The following provides details on the profitability for the specialty consumer home loans held for sale and/or investment for the years indicated (dollars in thousands):

	Specialty Consumer Home Loans
	Reverse
	Mortgages	CTP/Lot	Total

Year Ended December 31, 2007
Operating Results
Net interest income	$19,788	$62,438	$82,226
Provision for loan losses	—	(35,856)	(35,856)
Gain (loss) on sale of loans	139,417	37,907	177,324
Service fee income	38,046	—	38,046
Gain (loss) on securities	—	(1,629)	(1,629)
Other income	354	21,893	22,247

Net revenues (expense)	197,605	84,753	282,358
Variable expenses	83,354	33,256	116,610
Deferral of expenses under SFAS 91	(27,631)	(7,954)	(35,585)
Fixed expenses	53,471	28,898	82,369

Pre-tax earnings (loss)	88,411	30,553	118,964

Minority interests	232	180	412

Net earnings (loss)	$52,997	$18,426	$71,423

Performance Data
Average interest-earning assets	$967,173	$2,581,569	$3,548,742
Allocated capital	$55,627	$116,724	$172,351
Loan production	4,722,885	4,894,675	9,617,560
Loans sold	4,789,805	2,627,267	7,417,072
MBR margin	3.32%	1.44%	3.01%
ROE	95%	16%	41%
Net interest margin	2.05%	2.42%	2.32%
Efficiency ratio	55%	45%	51%

Year Ended December 31, 2006
Operating Results
Net interest income	$9,918	$48,296	$58,214
Provision for loan losses	—	(2,906)	(2,906)
Gain (loss) on sale of loans	160,844	40,761	201,605
Service fee income	21,141	—	21,141
Gain (loss) on securities	—	659	659
Other income	1,152	19,360	20,512

Net revenues (expense)	193,055	106,170	299,225
Variable expenses	79,858	36,844	116,702
Deferral of expenses under SFAS 91	(32,256)	(8,504)	(40,760)
Fixed expenses	55,388	27,614	83,002

Pre-tax earnings (loss)	90,065	50,216	140,281

Net earnings (loss)	$54,198	$30,581	$84,779

Performance Data Average interest-earning assets	$617,480	$2,249,098	$2,866,578
Allocated capital	$31,712	$103,230	$134,942
Loan production	5,023,533	5,261,446	10,284,979
Loans sold	4,498,352	2,496,314	6,994,666
MBR margin	3.80%	1.63%	3.56%
ROE	171%	30%	63%
Net interest margin	1.61%	2.15%	2.03%
Efficiency ratio	53%	51%	53%

The following provides details on the profitability for the home loans and related investments and the loan servicing operations for the years indicated (dollars in thousands):

	Home Loans and Related Investments
	Retained Servicing		SFR Loans
	and Retention		Held for
	Activities	MBS	Investment	Total

Year Ended December 31, 2007
Operating Results
Net interest income	$4,197	$74,652	$83,772	$162,621
Provision for loan losses	—	—	(145,364)	(145,364)
Gain (loss) on sale of loans	56,124	—	(7,225)	48,899
Service fee income	454,695	—	—	454,695
Gain (loss) on securities	(37,968)	(263,807)	—	(301,775)
Other income	8,096	610	2,065	10,771

Net revenues (expense)	485,144	(188,545)	(66,752)	229,847
Variable expenses	24,236	—	—	24,236
Deferral of expenses under SFAS 91	(10,440)	—	—	(10,440)
Fixed expenses	63,792	3,794	23,091	90,677

Pre-tax earnings (loss)	407,556	(192,339)	(89,843)	125,374

Minority interests	614	416	492	1,522

Net earnings (loss)	$247,588	$(117,550)	$(55,206)	$74,832

Performance Data
Average interest-earning assets	$1,172,090	$5,074,815	$6,760,760	$13,007,665
Allocated capital	$353,415	$209,563	$238,779	$801,757
Loan production	4,156,353	—	—	4,156,353
Loans sold	4,071,678	—	3,735,736	7,807,414
MBR margin	1.38%	N/A	N/A	0.63%
ROE	70%	(56)%	(23)%	9%
Net interest margin	0.36%	1.47%	1.24%	1.25%
Efficiency ratio	16%	(2)%	29%	28%

Year Ended December 31, 2006
Operating Results
Net interest income	$12,752	$72,217	$83,056	$168,025
Provision for loan losses	—	—	(9,225)	(9,225)
Gain (loss) on sale of loans	31,477	(122)	3,703	35,058
Service fee income	72,227	—	—	72,227
Gain (loss) on securities	34,556	2,391	384	37,331
Other income	5,286	(3)	1,637	6,920

Net revenues (expense)	156,298	74,483	79,555	310,336
Variable expenses	11,994	—	—	11,994
Deferral of expenses under SFAS 91	(5,772)	—	—	(5,772)
Fixed expenses	44,291	3,549	4,978	52,818

Pre-tax earnings (loss)	105,785	70,934	74,577	251,296

Net earnings (loss)	$64,423	$43,199	$45,417	$153,039

Performance Data
Average interest-earning assets	$520,965	$3,539,470	$5,855,315	$9,915,750
Allocated capital	$223,023	$175,352	$227,081	$625,456
Loan production	2,232,454	—	—	2,232,454
Loans sold	2,055,905	—	170,296	2,226,201
MBR margin	1.53%	N/A	N/A	1.57%
ROE	29%	25%	20%	24%
Net interest margin	2.45%	2.04%	1.42%	1.69%
Efficiency ratio	32%	5%	6%	18%

The following provides details on the profitability for the specialty commercial loans held for sale and/or investment for the years indicated (dollars in thousands):

	Specialty Commercial Loans
			Commercial
		Warehouse	Real Estate
	Single Spec	Lending	Lending	Total

Year Ended December 31, 2007
Operating Results
Net interest income	$10,581	$5,193	$872	$16,646
Provision for loan losses	(4,400)	(299)	—	(4,699)
Gain (loss) on sale of loans	—	—	(5,138)	(5,138)
Service fee income	—	—	3	3
Gain (loss) on securities	—	—	—	—
Other income	2,767	2,014	237	5,018

Net revenues (expense)	8,948	6,908	(4,026)	11,830
Variable expenses	2,328	—	1,489	3,817
Deferral of expenses under SFAS 91	(297)	—	(830)	(1,127)
Fixed expenses	2,065	3,698	7,648	13,411

Pre-tax earnings (loss)	4,852	3,210	(12,333)	(4,271)

Minority interests	28	7	29	64

Net earnings (loss)	$2,927	$1,947	$(7,540)	$(2,666)

Performance Data
Average interest-earning assets	$212,144	$194,286	$71,840	$478,270
Allocated capital	$17,625	$15,440	$5,778	$38,843
Loan production	183,284	—	360,647	543,931
Loans sold	—	—	—	—
ROE	17%	13%	(130)%	(7)%
Net interest margin	4.99%	2.67%	1.21%	3.48%
Efficiency ratio	31%	51%	(206)%	97%

Year Ended December 31, 2006
Operating Results
Net interest income	$13,306	$3,489	$—	$16,795
Provision for loan losses	(416)	(181)	—	(597)
Gain (loss) on sale of loans	—	—	—	—
Service fee income	—	—	—	—
Gain (loss) on securities	—	—	—	—
Other income	4,052	1,725	—	5,777

Net revenues (expense)	16,942	5,033	—	21,975
Variable expenses	2,694	—	—	2,694
Deferral of expenses under SFAS 91	(308)	—	—	(308)
Fixed expenses	1,921	4,120	776	6,817

Pre-tax earnings (loss)	12,635	913	(776)	12,772

Net earnings (loss)	$7,694	$557	$(472)	$7,779

Performance Data
Average interest-earning assets	$244,294	$119,043	$—	$363,337
Allocated capital	$19,312	$10,382	$—	$29,694
Loan production	190,908	—	—	190,908
Loans sold	—	—	—	—
ROE	40%	N/A	N/A	26%
Net interest margin	5.45%	N/A	N/A	4.62%
Efficiency ratio	25%	N/A	N/A	41%

The following provides details on the overhead costs for the years indicated (dollars in thousands):

		Mortgage
	Servicing	Banking	Deposit	Corporate(1)	Total Overhead

Year Ended December 31, 2007
Operating Results
Net interest income	$20	$833	$25,349	$(9,740)	$16,462
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	(189)	(3)	—	—	(192)
Service fee income	—	—	—	2,263	2,263
Gain (loss) on securities	—	—	—	—	—
Gain on sale and leaseback of building	—	—	—	23,982	23,982
Other income	2,742	(1,857)	4,431	(422)	4,894

Net revenues (expense)	2,573	(1,027)	29,780	16,083	47,409
Variable expenses	—	—	—	—	—
Severance charges	—	—	—	31,850	31,850
Deferral of expenses under SFAS 91	—	—	—	—	—
Fixed expenses	25,643	48,355	53,164	150,681	277,843

Pre-tax earnings (loss)	(23,070)	(49,382)	(23,384)	(166,448)	(262,284)

Minority interests	—	28	3	12,444	12,475

Net earnings (loss)	$(14,050)	$(30,101)	$(14,244)	$(113,130)	$(171,525)

Performance Data
Average interest-earning assets	$—	$2,427	$176	$534,506	$537,109
Allocated capital	$(155)	$14,362	$4,325	$141,773	$160,305
Loan production	—	—	—	—	—
Loans sold	—	—	—	—	—
ROE	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A

Year Ended December 31, 2006
Operating Results
Net interest income	$(247)	$809	$14,364	$(7,934)	$6,992
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	1,951	1,951
Gain (loss) on securities	—	—	—	—	—
Other income	3,003	292	3,476	(2,854)	3,917

Net revenues (expense)	2,756	1,101	17,840	(8,837)	12,860
Variable expenses	—	—	—	—	—
Deferral of expenses under SFAS 91	—	—	—	—	—
Fixed expenses	19,376	40,621	41,128	168,049	269,174

Pre-tax earnings (loss)	(16,620)	(39,520)	(23,288)	(176,886)	(256,314)

Net earnings (loss)	$(10,122)	$(24,068)	$(14,182)	$(102,440)	$(150,812)

Performance Data
Average interest-earning assets	$2	$2,470	$181	$559,588	$562,241
Allocated capital	$205	$12,643	$2,108	$251,360	$266,316
Loan production	—	N/A	N/A	N/A	—
Loans sold	—	N/A	N/A	N/A	—
ROE	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A

(1)	Corporate overhead under the product profitability analysis is different from the corporate overhead under the business segment results as certain elimination items are included here.

The following provides details on the discontinued products for the years indicated (dollars in thousands):

	Discontinued Products
	HELOCs/
	Seconds	Subdivision	Other	Total

Year Ended December 31, 2007
Operating Results
Net interest income	$81,218	$46,602	$1,797	$129,617
Provision for loan losses	(29,960)	(178,144)	(1,525)	(209,629)
Gain (loss) on sale of loans	(341,514)	—	—	(341,514)
Service fee income	24,246	—	—	24,246
Gain (loss) on securities	(136,309)	—	—	(136,309)
Other income	11,333	(577)	—	10,756

Net revenues (expense)	(390,986)	(132,119)	272	(522,833)
Variable expenses	25,624	8,834	—	34,458
Deferral of expenses under SFAS 91	(16,511)	(5,950)	—	(22,461)
Fixed expenses	14,043	14,705	245	28,993

Pre-tax earnings (loss)	(414,142)	(149,708)	27	(563,823)

Minority interests	380	78	4	462

Net earnings (loss)	$(252,593)	$(91,250)	$13	$(343,830)

Performance Data
Average interest-earning assets	$2,164,734	$1,222,646	$31,811	$3,419,191
Allocated capital	$234,295	$91,802	$2,820	$328,917
Loan production	3,493,521	976,018	—	4,469,539
Loans sold	2,209,143	—	—	2,209,143
MBR margin	(14.29)%	N/A	N/A	(14.29)%
ROE	(108)%	(99)%	N/A	(105)%
Net interest margin	3.75%	3.81%	5.65%	3.79%
Efficiency ratio	(6)%	38%	14%	(13)%

Year Ended December 31, 2006
Operating Results
Net interest income	$90,832	$60,422	$2,202	$153,456
Provision for loan losses	(1,800)	(3,800)	(1,665)	(7,265)
Gain (loss) on sale of loans	(1,106)	—	(11)	(1,117)
Service fee income	5,998	—	—	5,998
Gain (loss) on securities	(17,508)	—	—	(17,508)
Other income	10,452	1,867	—	12,319

Net revenues (expense)	86,868	58,489	526	145,883
Variable expenses	52,746	8,682	—	61,428
Deferral of expenses under SFAS 91	(33,776)	(6,993)	—	(40,769)
Fixed expenses	11,628	12,834	307	24,769

Pre-tax earnings	56,270	43,966	219	100,455

Net earnings	$34,268	$26,775	$134	$61,117

Performance Data
Average interest-earning assets	$2,666,823	$1,076,213	$40,627	$3,783,663
Allocated capital	$233,930	$104,123	$3,584	$341,637
Loan production	7,199,309	1,746,690	—	8,945,999
Loans sold	6,192,913	—	—	6,192,913
MBR margin	0.58%	N/A	N/A	0.58%
ROE	15%	26%	4%	18%
Net interest margin	3.41%	5.61%	5.42%	4.06%
Efficiency ratio	35%	23%	14%	30%

TABLE 2.	S&P LIFETIME LOSS ESTIMATES

One method we use to evaluate the credit quality of our production is the S&P Levels model. We believe this model provides another objective, third-party method to evaluate our production. The S&P Levels model is the oldest licensed mortgage loss model in the industry, developed and tested over various economic cycles, and one of only two models accepted by the industry for evaluating securitizations. The loss estimates are shown to describe the relative level of credit risk in our loan production at the time of origination. Because we routinely sell the vast majority of loans produced, these estimates do not reflect the amount of credit risk retained by us. In addition, recent revisions to the model by S&P have resulted in significantly higher losses being estimated than prior versions of the model.

The following summarizes the estimated lifetime losses for mortgage production using the S&P Levels model for the years indicated (dollars in millions):

	Year Ended December 31
	2007	2006

Total S&P average lifetime loss estimates(1)	1.14%	1.90%
Total S&P evaluated production(2)	$65,534	$74,077

(1)	All loss estimates reported here have been restated to use S&P’s new 6.1 model which was released in November 2007.

(2)	While our production is evaluated using the S&P Levels model, the data are not audited or endorsed by S&P. S&P evaluated production excludes second liens, HELOC, reverse mortgages, and construction loans.

Total average lifetime loss rate for the year ended December 31, 2007 decreased 76 basis points to 1.14% from 1.90% for the year ended December 31, 2006. The year-over-year decrease was due to us substantially eliminating subprime loans, low documentation Alt-A loans and 80/20 piggyback loans from our product offerings. For the quarter ended December 2007, the S&P lifetime loss estimates on new production was 45 bps.

TABLE 3.	PRODUCTION BY PRODUCT — FICO AND CLTV

The following shows the average FICO and CLTV by portfolio for loans originated during the years indicated (dollars in millions):

	Year Ended December 31
	2007			2006
	Production	FICO	CLTV	Production	FICO	CLTV

Total production	$78,316	N/A	N/A	$91,698	N/A	N/A
Less:
HELOCs(1)/Seconds	3,496	711	85%	7,199	712	88%
Reverse mortgages	4,723	N/A	57%	5,024	N/A	54%
Consumer construction(1)	3,182	726	75%	3,651	721	76%
Government — FHA/VA	44	N/A	N/A	—	N/A	N/A
Commercial real estate	361	730	68%	—	N/A	—
Builder construction commitments(1)	976	N/A	73%	1,747	N/A	74%

Total S&P evaluated production	$65,534	703	78%	$74,077	701	80%

(1)	Amounts represent total commitments.

TABLE 4.	SFR MORTGAGE PRODUCTION AND PIPELINE BY PURPOSE

The following presents SFR mortgage loan production and pipeline by purpose as of and for the years indicated (dollars in millions):

	As of and For the Year Ended December 31
	2007	2006	% Change

Production and Pipeline by Purpose:
SFR mortgage loan production:
Purchase transactions	$26,197	$35,189	(26)%
Cash-out refinance transactions	34,740	41,764	(17)%
Rate/term refinance transactions	16,042	12,998	23%

Total SFR mortgage loan production	$76,979	$89,951	(14)%

% purchase and cash-out refinance transactions	79%	86%	(8)%
% of loan production GSE eligible	53%	40%	33%
Mortgage industry market share	3.30%	3.30%	—

SFR mortgage loan pipeline at period end(1):
Purchase transactions	$2,563	$3,914	(35)%
Cash-out refinance transactions	2,891	4,193	(31)%
Rate/term refinance transactions	2,052	1,792	15%

Total specific rate locks	7,506	9,899	(24)%
Non-specific rate locks on bulk purchases	—	1,922	N/A

Total SFR mortgage loan pipeline	$7,506	$11,821	(37)%

(1)	Total pipeline of loans in process includes rate lock commitments we have provided on loans that are specifically identified or non-specific bulk packages, and loan applications we have received for which the borrower has not yet locked in the interest rate commitment. Non-specific bulk packages represent pools of loans we have committed to purchase, where the pool characteristics are specified but the actual loans are not.

TABLE 5.	SFR MORTGAGE LOAN PRODUCTION BY AMORTIZATION TYPE

The following presents SFR mortgage loan production by amortization type for the years indicated:

	Year Ended December 31
	2007	2006

SFR Mortgage Production by Amortization Type:
Fixed-rate mortgages	28%	21%
Intermediate term fixed-rate loans	7%	7%
Interest-only loans	44%	37%
Pay option ARMs	9%	23%
Other ARMs	12%	12%

	100%	100%

TABLE 6.	SFR MORTGAGE LOAN PRODUCTION BY GEOGRAPHIC DISTRIBUTION

The following presents SFR mortgage loan production by geographic distribution for the years indicated:

	Year Ended December 31
	2007	2006

Geographic distribution:
California	43%	45%
Florida	8%	8%
New York	7%	6%
New Jersey	4%	4%
Arizona	3%	3%
Other	35%	34%

Total	100%	100%

TABLE 7.	MBR MARGIN

The following shows a reconciliation of gross MBR margin to net MBR margin for the years indicated (in basis points unless otherwise noted):

	Year Ended December 31
	2007	2006	2005

Loans sold (in millions)	$71,164	$79,049	$52,297
Gross MBR	100	150	159
Pipeline hedging	(2)	(9)	11
MBR after hedging(a)	99	141	170
Net HFS credit losses	(66)	(8)	(3)
Secondary market reserve accrual	(33)	(5)	(5)
Total production credit costs(b)	(98)	(13)	(8)
Production credit costs/MBR after hedging(b/a)	99%	9%	5%
Net MBR after production credit costs/MBR after hedging	—	128	162
FAS 91 deferred cost	(23)	(22)	(25)
Net MBR reported	(22)	106	137

TABLE 8.	SERVICING FEE INCOME

The following presents the components of service fee income for the Company for the years indicated (dollars in thousands):

	Year Ended December 31
		BPS		BPS		BPS
	2007	UPB	2006	UPB	2005	UPB

Service fee income:
Gross service fee income	$705,637	43	$500,904	45	$282,420	44
Change in MSR value due to portfolio run-off	(408,107)	(25)	(374,955)	(34)	(227,085)	(35)

Service fee income, net of change in value due to portfolio run-off	297,530	18	125,949	11	55,335	9
Change in MSR value due to application of external benchmarking policies	3,920	—	(16,459)	(1)	—	—
MSR valuation adjustment due to market changes	156,327	10	24,180	2	(13,460)	(2)
Gain (loss) on financial instruments used to hedge MSRs	61,476	4	(32,353)	(3)	2,360	—

Total	$519,253	32	$101,317	9	$44,235	7

As a result of the growth in our servicing portfolio and slower run-off of the portfolio, servicing income before hedging activities increased during the year ended December 31, 2007, compared to the prior year. In addition, the financial instruments used to hedge MSRs also experienced a gain of $61.5 million this year, compared to a loss of $32.4 million in 2006.

TABLE 9.	GAIN (LOSS) ON MORTGAGE-BACKED SECURITIES

The following presents the components of the Company’s gain (loss) on MBS for the years indicated (dollars in thousands):

	Year Ended December 31
	2007	2006	2005

Net gain (loss) on MBS:
Realized loss on available for sale securities	$(486)	$3,715	$6,054
Impairments on available for sale securities	(40,036)	(10,238)	(607)
Unrealized gain (loss) on prepayment penalty securities	(44,215)	23,625	21,694
Unrealized gain (loss) on late fee securities	183	—	—
Unrealized gain (loss) on AAA-rated and agency interest-only securities	(1,204)	3,136	(13,864)
Unrealized gain (loss) on non-investment grade residual securities	(146,378)	(1,444)	(3,106)
Net gain (loss) on trading securities and other instruments(1)	(207,577)	1,688	7,695

Total gain (loss) on MBS, net	$(439,713)	$20,482	$17,866

(1)	The amount for the year ended December 31, 2007 includes $126.2 million of credit related losses on non-investment grade securities.

TABLE 10.	MORTGAGE-BACKED SECURITIES BY CREDIT RATING

The following presents fair values of MBS by credit ratings as of the dates indicated (dollars in thousands):

	December 31, 2007
	Current	Net Premium			December 31,
	Face	(Discount) to	Amortized		2006
	Value	Face Value	Cost	Fair Value	Fair Value

AAA-rated mortgage-backed securities:
AAA-rated non-agency securities	$6,127,260	$23,108	$6,150,368	$6,053,677	$4,648,446
AAA-rated agency securities	46,465	(240)	46,225	45,296	65,175
AAA-rated and agency interest-only securities	—	—	—	59,844	73,570
AAA-rated principal-only securities	—	—	—	88,024	38,478

Total AAA-rated mortgage-backed securities	$6,173,725	$22,868	$6,196,593	$6,246,841	$4,825,669

Prepayment penalty and late fee securities				$82,027	$97,576

Other investment grade mortgage-backed securities:
AA+	$23,230	$(3,076)	$20,154	$18,569	$7,513
AA	508,435	(28,019)	480,416	424,701	86,311
AA−	18,944	(1,061)	17,883	14,864	14,138
A+	15,606	(3,702)	11,904	11,904	—
A	199,054	(20,348)	178,706	146,737	2,160
A−	16,490	(2,865)	13,625	13,625	—
BBB+	5,423	(67)	5,356	3,215	—
BBB	66,250	(24,753)	41,497	41,828	20,734
BBB−	79,109	(26,518)	52,591	52,046	58,397

Total other investment grade mortgage-backed securities	$932,541	$(110,409)	$822,132	$727,489	$189,253

Non-investment grade mortgage-backed securities:
BB+	$2,509	$(2,494)	$15	$15	$7,299
BB	132,546	(53,589)	78,957	79,859	49,856
BB−	67,312	(37,941)	29,371	29,371	21,170
B	69,007	(46,165)	22,842	23,250	1,442
B−	44,405	(35,895)	8,510	8,510	—
CCC+	—	—	—	—	—
CCC	29,887	(25,489)	4,398	4,416	—
CC	20,727	(20,191)	536	536	—
C	24,353	(20,726)	3,627	3,627	—
D	1,226	(1,226)	—	—	—
Other	67,886	(61,807)	6,079	6,164	407

Total other non-investment grade mortgage-backed securities	$459,858	$(305,523)	$154,335	$155,748	$80,174

Non-investment grade residual securities				$116,414	$250,573

Total mortgage-backed securities				$7,328,519	$5,443,245

At December 31, 2007, other investment grade and non-investment grade MBS totaled $883.2 million, of which 94% were collateralized by prime loans and 6% were collateralized by subprime loans.

TABLE 11.	OTHER RETAINED ASSETS

The carrying value of AAA-rated and agency interest-only, principal-only, prepayment penalty, late fee, non-investment grade, and residual securities is evaluated by discounting estimated net future cash flows. For these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual securities. The models used for estimation are periodically tested against historical prepayment speeds and our valuations are benchmarked to external sources, where available. We also may retain certain other investment grade securities from our securitizations and to a lesser extent purchase from third parties to serve as hedges for our AAA-rated and agency interest-only securities.

The following presents a summary of the activity of the retained assets for the years indicated (dollars in thousands):

	Year Ended December 31
	2007	2006

AAA-rated and agency interest-only and other investment grade securities:
Beginning balance	$262,823	$170,851
Retained investments from securitizations	525,658	73,277
Purchases	277,060	72,366
Transfer from MSRs	56,040	—
Transfer to non-investment grade securities	(61,360)	—
Impairment	(24,380)	(183)
Sales	(71,225)	(32,735)
Clean-up calls exercised	—	(107)
Cash received, net of accretion	(35,949)	(23,607)
Valuation gains before hedges	(141,334)	2,961

Ending balance	$787,333	$262,823

Principal-only securities:
Beginning balance	$38,478	$9,483
Retained investments from securitizations	8,157	13,862
Purchases	44,472	121,281
Sales	—	(100,761)
Cash received, net of accretion	(1,231)	(4,576)
Valuation gains (losses) before hedges	(1,852)	(811)

Ending balance	$88,024	$38,478

Prepayment penalty and late fee securities:
Beginning balance	$97,576	$75,741
Retained investments from securitizations	47,555	43,094
Transfer from MSRs/residual securities	3,359	4,523
Sales	—	(2,078)
Cash received, net of accretion	(22,431)	(47,329)
Valuation gains (losses) before hedges	(44,032)	23,625

Ending balance	$82,027	$97,576

Non-investment grade securities:
Beginning balance	$80,173	$57,712
Retained investments from securitizations	128,896	34,205
Purchases	12,646	3,697
Transfer from investment grade securities	61,360	—
Impairments	(5,877)	(846)
Sales	—	(13,542)
Cash received, net of accretion	767	369
Valuation gains (losses) before hedges	(122,217)	(1,421)

Ending balance	$155,748	$80,174

Residual securities(1):
Beginning balance	$250,573	$167,771
Retained investments from securitizations, net(2)	40,178	224,014
Transfer to prepayment penalty securities	(3,076)	200
Transfer due to clean-up calls and other	(5,615)	—
Impairments	(9,778)	(9,209)
Sales	—	(107,360)
Clean-up calls exercised	(2,106)	—
Cash received, net of accretion	(7,385)	(22,362)
Valuation gains (losses) before hedges	(146,377)	(2,481)

Ending balance	$116,414	$250,573

(1)	Included in the residual securities balance at December 31, 2007 were $3.7 million of HELOC residuals retained from two separate guaranteed mortgage securitization transactions. There was no gain on sale of loans recognized in connection with these transactions.

(2)	Amounts retained consist of 100% in HELOCs for the year ended December 31, 2007.

TABLE 12.	VALUATION OF MSRs, INTEREST-ONLY, PREPAYMENT PENALTY, AND RESIDUAL SECURITIES

MSRs, AAA-rated and agency interest-only securities, prepayment penalty securities, and residual securities are recorded at fair market value. The following presents relevant information and assumptions used to value these securities as of dates indicated (dollars in thousands):

	Actual						Valuation Assumptions
			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
		Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Book Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds	Speeds	Yield	Loss Rate(1)

December 31, 2007

MSRs	$2,495,407	$181,723,633	6.89%	0.34%	9.7%	4.01	19.6%	15.1%	9.7%	N/A

AAA-rated interest-only securities	$59,844	$5,246,602	6.60%	0.49%	8.5%	2.31	24.5%	12.9%	12.3%	N/A

Prepayment penalty securities	$59,147	$18,736,690	7.21%	N/A	7.0%	N/A	23.0%	15.2%	19.0%	N/A

Lot loan residual securities	53,849	$1,783,644	9.70%	4.21%	27.3%	1.31	32.5%	29.2%	21.8%	3.18%

HELOC residual securities	30,573	$2,693,499	8.40%	2.58%	18.3%	0.44	19.9%	23.8%	21.0%	8.56%

Closed-end seconds residual securities	14,056	$1,862,794	10.50%	3.72%	11.1%	0.20	21.4%	37.8%	23.1%	14.6%

Subprime residual securities	17,936	$3,670,520	8.60%	3.03%	23.5%	0.16	24.7%	25.6%	24.4%	14.4%

Total non-investment grade residual securities	$116,414

December 31, 2006

MSRs	$1,822,455	$139,816,763	7.05%	0.37%	20.2%	3.57	25.8%	19.8%	8.8%	N/A

AAA-rated interest-only securities	$73,570	$5,957,550	6.93%	0.51%	19.5%	2.41	16.4%	19.7%	15.4%	N/A

Prepayment penalty securities	$97,576	$20,282,718	7.40%	N/A	18.1%	N/A	28.2%	20.6%	26.3%	N/A

Lot loan residual securities	57,640	$2,246,833	9.24%	3.54%	35.6%	0.73	39.8%	37.9%	23.5%	0.61%

HELOC residual securities	98,697	$3,039,555	9.59%	2.71%	43.7%	1.20	50.3%	47.6%	20.2%	1.11%

Closed-end seconds residual securities	14,572	$1,737,859	10.44%	3.69%	17.5%	0.23	37.1%	24.8%	24.6%	8.08%

Subprime residual securities	79,664	$4,848,859	7.74%	1.68%	33.0%	0.98	39.5%	38.1%	20.4%	5.85%

Total non-investment grade residual securities	$250,573

(1)	As a percentage of the original pool balance, the actual loss rate to date totaled 2.21%, 3.75%, 1.02% and 0.02% for HELOC, closed-end seconds, subprime, and lot loans, respectively, at December 31, 2007.

The lifetime prepayment speeds represent the annual constant prepayment rate estimated for the remaining life of the collateral supporting the asset. The prepayment rates are projected using a prepayment model developed by a third-party vendor and calibrated for our collateral. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/swap curve, as well as collateral specific current coupon information.

The weighted-average multiple for MSRs, AAA-rated and agency interest-only securities and residual securities represent the recorded value divided by the product of collateral balance and servicing fee/interest strip. While the weighted-average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the discounted cash flows. With regard to AAA-rated and agency interest-only securities, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. Collateral type, coupon, loan age and the size of the interest strip must be considered when comparing these multiples. The mix of collateral types supporting servicing-related assets is primarily non-conforming/conventional, which may make our MSR multiples incomparable to peer multiples whose product mix is substantially different.

Beginning in the fourth quarter of 2006, the calculation of remaining cumulative loss rate changed to using the remaining lifetime loss projection divided by current collateral balance. All prior periods have been adjusted to reflect such change.

TABLE 13.	DEPOSITS BY CHANNEL

The following shows our deposits by channel as of the dates indicated (dollars in thousands):

	December 31
	2007		2006
		% of		% of
		Total		Total
	Amount	Deposits	Amount	Deposits

Deposit Channel
Branch	$6,992,091	40%	$5,211,365	48%
Internet	1,588,558	9%	1,185,423	11%
Telebanking	2,017,128	11%	1,290,595	12%
Money desk	6,492,273	36%	2,593,719	24%
Custodial	725,193	4%	616,904	5%

Total deposits	$17,815,243	100%	$10,898,006	100%

Our deposit products include regular savings accounts, demand deposit accounts, money market accounts, certificates of deposit, and individual retirement accounts. Refer to “Note 9 — Deposits” in the accompanying notes to consolidated financial statements for details of deposit category.

TABLE 14.	AVERAGE BALANCE AND RATE OF DEPOSITS BY CATEGORY

The following sets forth the average balance of, and the average interest rate paid on deposits, by deposit category for the years indicated (dollars in thousands):

	Year Ended December 31
	2007		2006		2005
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate

Interest-bearing checking	$54,842	1.43%	$52,875	1.26%	$51,487	1.17%
Savings	2,322,158	4.89%	1,539,701	4.64%	1,302,158	2.88%
Certificates of deposit	10,413,494	5.28%	7,071,201	4.77%	4,584,502	3.44%

Total interest-bearing deposits	12,790,494	5.19%	8,663,777	4.71%	5,938,147	3.29%
Non-interest-bearing checking	75,753	0.00%	67,681	0.00%	60,778	0.00%
Custodial accounts	804,695	0.00%	643,124	0.00%	657,596	0.00%

Total deposits	$13,670,942	4.86%	$9,374,582	4.35%	$6,656,521	2.93%

Accrued but unpaid interest on deposits included in other liabilities totaled $1.6 million, $3.8 million and $10.7 million at December 31, 2007, 2006 and 2005, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from secondary market disruption, changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, including fluctuations in short and long term interest rates. An additional risk is the early prepayment of loans held for investment, MBS and mortgage loans underlying our MSRs, AAA-rated and agency interest-only securities and residuals. Our mortgage servicing division is responsible for the management of interest rate and prepayment risks subject to policies and procedures established by, and oversight from, our management-level Interest Rate Risk Committee, Variable Cash Flow Instruments Committee, management level ERM group and Board of Directors-level ERM Committee. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Future Results” above for further discussion of risks.

We utilize a variety of means in order to manage interest rate risk. We invest in MSRs and AAA-rated and agency interest-only securities to generate core interest and fee income. The value of these instruments and the income they provide tends to be counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. With regard to the pipeline of mortgage loans held for sale, in general, we hedge this asset with forward commitments to sell Fannie Mae or Freddie Mac securities of comparable maturities and weighted average interest rates. To hedge our investments in MSRs, AAA-rated and agency interest-only and residual securities, we use several strategies, including buying and/or selling mortgage-backed or U.S. Treasury securities, forward rate agreements, futures, floors, swaps, or options, depending on several factors. Lastly, we enter into swap agreements and utilize FHLB advances to mitigate interest rate risk on mortgage loans and securities held for investment. In connection with all of the above strategies, we use hedging instruments to reduce our exposure to interest rate risk, not to speculate on the direction of market interest rates.

The primary measurement tools used to evaluate risk include value at risk, duration gap, and NPV analysis. These tools attempt to measure the sensitivity of our assets and liabilities to various changes in interest rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Risk Management Discussion — CAMELS Framework for Risk Management — Sensitivity to Market Risk” for a further discussion of our measurement tools used to analyze interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is set forth beginning at page F-1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The management of Indymac is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Indymac’s disclosure controls and procedures. Based on that evaluation, management concluded that Indymac’s disclosure controls and procedures as of December 31, 2007 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K (“Annual Report”) was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report of Management on Internal Control over Financial Reporting (“Report of Management”) included in this Annual Report, management assessed the Company’s internal control over financial reporting as of

December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded the Company’s internal control over financial reporting is effective as of December 31, 2007. The independent registered public accounting firm that audited the financial statements included in this Annual Report has issued an attestation report of the Company’s effectiveness of internal control over financial reporting as of December 31, 2007. The Report of Management and the attestation report are included in this Annual Report under Exhibit 99.1 “Reports on Internal Control Over Financial Reporting”.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure of controls and procedures subsequent to December 31, 2007.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) — Financial Statements and Schedules

The information required by this section of Item 15 is set forth in the Index to Consolidated Financial Statements at page F-2 of this Form 10-K.

(3) — Exhibits

Exhibit
No.		Description

3	.1*	Restated Certificate of Incorporation of IndyMac Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2000).
3	.2*	Amended and Restated Bylaws of IndyMac Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on September 21, 2007).
4	.1*	Indenture dated as of November 14, 2001 between IndyMac Bancorp and The Bank of New York (“BoNY”), as Trustee (incorporated by reference to Exhibit 4.8 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
4	.2*	First Supplemental Indenture dated as of November 14, 2001 between IndyMac Bancorp and BoNY, as Trustee (incorporated by reference to Exhibit 4.9 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
4	.3*	Rights Agreement dated as of October 17, 2001 between IndyMac Bancorp and BoNY, as Rights Agent (incorporated by reference to Exhibit 4.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on October 18, 2001).
10	.1*	Amended and Restated Trust Agreement dated as of November 14, 2001 between IndyMac Bancorp, as Sponsor, Roger H. Molvar and Richard L. Sommers, as Administrative Trustees, Wilmington Trust Company, as Property Trustee and as Delaware Trustee, BoNY, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and several Holders of the Securities (incorporated by reference to Exhibit 10.11 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10	.2*	Unit Agreement dated as of November 14, 2001 between IndyMac Bancorp, IndyMac Capital Trust I, Wilmington Trust Company, as Property Trustee, and BoNY, as Agent (incorporated by reference to Exhibit 10.12 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10	.3*	Warrant Agreement dated as of November 14, 2001 between IndyMac Bancorp and BoNY, as Warrant Agent (incorporated by reference to Exhibit 10.13 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10	.4*	Guarantee Agreement dated as of November 14, 2001 between IndyMac Bancorp, as Guarantor, and BoNY, as Guarantee Trustee (incorporated by reference to Exhibit 10.14 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10	.5*	IndyMac Bancorp, Inc. Cash Incentive Award Program Under the 2002 Incentive Plan, As Amended and Restated (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2004).
10	.6*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 2006).
10	.7*	Employment Agreement entered into May 23, 2006 between IndyMac Bank, F.S.B. and Charles A. Williams (incorporated by reference to Exhibit 10.6 to IndyMac Bancorp’s Form 8-K filed with the SEC on May 30, 2006).
10	.8*	IndyMac Bancorp, Inc. Amended Director Emeritus Plan effective as of May 24, 2006 (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended June 30, 2006).
10	.9*	Amended and Restated Employment Agreement entered into July 1, 2006 between IndyMac Bank, F.S.B. and James R. Mahoney (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on July 5, 2006).
10	.10*	Letter Agreement entered into July 1, 2006 between IndyMac Bank, F.S.B. and James R. Mahoney (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 8-K filed with the SEC on July 5, 2006).
10	.11*	Form of Director’s Agreement, effective August 1, 2006 (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on August 2, 2006).
10	.12*	Summary of Terms of Stock Option Awards Granted to Executive Officers (incorporated by reference to Exhibit 10.25 to Indymac Bancorp’s Form 10-K for the year ended December 31, 2006).
10	.13*	2000 Stock Incentive Plan, as Amended (incorporated by reference to Exhibit 4.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2007).

Exhibit
No.		Description

10	.14*	2002 Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 4.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2007).
10	.15*	IndyMac Bancorp, Inc. Senior Manager and Non-Employee Director Deferred Compensation Plan Amended and Restated on September 17, 2007 (incorporated by reference to Exhibit 10.3 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2007).
10	.16*	IndyMac Bank, F.S.B. Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2007).
10.17		Amended Director Compensation and Stock Ownership Policy Requirements, revised January 29, 2008.
10.18		Employment Agreement entered into May 23, 2006 between IndyMac Bank, F.S.B. and S. Blair Abernathy, as amended effective January 29, 2008.
10.19		Employment Agreement entered into May 23, 2006 between IndyMac Bank, F.S.B. and Ashwin Adarkar, as amended effective January 29, 2008.
10.20		Employment Agreement entered into May 23, 2006 between IndyMac Bank, F.S.B. and Scott Keys, as amended effective January 29, 2008.
10.21		Employment Agreement entered into May 23, 2006 between IndyMac Bank, F.S.B. and Frank M. Sillman, as amended effective January 29, 2008.
10.22		Amended and Restated Employment Agreement entered into September 17, 2007 between IndyMac Bancorp and Michael W. Perry, as further amended on February 15, 2008.
10.23		Amended and Restated Employment Agreement entered into September 17, 2007 between IndyMac Bank, F.S.B. and Richard Wohl, as further amended on February 15, 2008.
21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Reports on Internal Control Over Financial Reporting.

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on February 29, 2008.

INDYMAC BANCORP, INC.
(Registrant)

By:	/s/ MICHAEL W. PERRY
Michael W. Perry
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Perry Michael W. Perry	Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ Scott Keys Scott Keys	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ Louis E. Caldera Louis E. Caldera	Director	February 29, 2008

/s/ Lyle E. Gramley Lyle E. Gramley	Director	February 29, 2008

/s/ Hugh M. Grant Hugh M. Grant	Director	February 29, 2008

/s/ Patrick C. Haden Patrick C. Haden	Director	February 29, 2008

/s/ Terrance G. Hodel Terrance G. Hodel	Director	February 29, 2008

/s/ Robert L. Hunt II Robert L. Hunt II	Director	February 29, 2008

/s/ Lydia H. Kennard Lydia H. Kennard	Director	February 29, 2008

/s/ Senator John Seymour (ret.) Senator John Seymour (ret.)	Director	February 29, 2008

/s/ Bruce G. Willison Bruce G. Willison	Director	February 29, 2008

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDYMAC BANCORP, INC.
AND SUBSIDIARIES

December 31, 2007, 2006 and 2005

INDYMAC BANCORP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
IndyMac Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of IndyMac Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 7 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, under the modified-retrospective transition method, and its method of accounting for mortgage servicing rights in accordance with Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 28, 2008

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2007	2006

ASSETS
Cash and cash equivalents	$561,832	$541,725
Securities classified as trading	1,222,543	542,731
Securities classified as available for sale	6,105,976	4,900,514
Loans held for sale	3,776,904	9,467,843
Loans held for investment, net of allowance for loan losses of $398,135 and $62,386 at December 31, 2007 and 2006, respectively	16,055,911	10,114,823
Mortgage servicing rights	2,495,407	1,822,455
Other assets	2,515,895	2,105,225

Total assets	$32,734,468	$29,495,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$17,815,243	$10,898,006
Advances from Federal Home Loan Bank	11,188,800	10,412,800
Other borrowings	652,778	4,637,000
Other liabilities	1,242,509	1,519,242

Total liabilities	30,899,330	27,467,048

Perpetual preferred stock in subsidiary	491,314	—

Shareholders’ Equity:
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 108,860,912 shares and 102,258,939 shares at December 31, 2007 and 2006, respectively	1,089	1,023
Additional paid-in-capital, common stock	1,750,419	1,597,814
Accumulated other comprehensive loss	(139,221)	(31,439)
Retained earnings	238,972	983,348
Treasury stock	(507,435)	(522,478)

Total shareholders’ equity	1,343,824	2,028,268

Total liabilities and shareholders’ equity	$32,734,468	$29,495,316

The accompanying notes are an integral part of these consolidated financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31
	2007	2006	2005

Interest income
Mortgage-backed and other securities	$406,376	$319,846	$208,560
Loans held for sale	994,886	797,460	430,857
Loans held for investment	712,783	585,738	405,855
Other	73,662	47,972	29,083

Total interest income	2,187,707	1,751,016	1,074,355

Interest expense
Deposits	663,217	408,208	195,528
Advances from Federal Home Loan Bank	701,226	491,300	281,929
Other borrowings	256,522	324,787	172,187

Total interest expense	1,620,965	1,224,295	649,644

Net interest income	566,742	526,721	424,711
Provision for loan losses	395,548	19,993	9,978

Net interest income after provision for loan losses	171,194	506,728	414,733
Non-interest income (loss)
Gain (loss) on sale of loans	(354,360)	668,054	592,175
Service fee income	519,253	101,317	44,235
Gain (loss) on mortgage-backed securities	(439,713)	20,482	17,866
Fee and other income	107,190	50,122	36,701

Total non-interest income (loss)	(167,630)	839,975	690,977

Net revenues	3,564	1,346,703	1,105,710
Non-interest expense	975,411	790,083	619,088

Earnings (loss) before provision (benefit) for income taxes and minority interests	(971,847)	556,620	486,622
Provision (benefit) for income taxes	(380,060)	212,567	191,989

Net earnings (loss) before minority interests	(591,787)	344,053	294,633
Minority interests	(23,021)	(1,124)	(1,505)

Net earnings (loss)	$(614,808)	$342,929	$293,128

Earnings (loss) per share:
Basic	$(8.28)	$5.07	$4.67
Diluted(1)	$(8.28)	$4.82	$4.43
Weighted average shares outstanding:
Basic	74,261	67,701	62,760
Diluted(1)	74,261	71,118	66,115
Dividends declared per share	$1.75	$1.88	$1.56

(1)	Due to the net loss for the year ended December 31, 2007, no potentially dilutive shares are included in the diluted loss per share calculation as including such shares in the calculation would be anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

				Accumulated
			Additional	Other			Total
	Shares	Common	Paid-In-	Comprehensive	Retained	Treasury	Shareholders’
	Outstanding	Stock	Capital	Loss	Earnings	Stock	Equity

Balance at December 31, 2004, retrospectively adjusted	61,995,480	$912	$1,254,793	$(20,304)	$564,705	$(519,835)	$1,280,271
Comprehensive income:
Net earnings, retrospectively adjusted	—	—	—	—	293,128	—	293,128
Other comprehensive income (loss), net of tax:
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(16,733)	—	—	(16,733)
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	21,880	—	—	21,880

Total comprehensive income	—	—	—	—	—	—	298,275

Exercises of common stock options	1,833,369	18	43,435	—	—	—	43,453
Exercises of warrants	138,794	1	3,035	—	—	—	3,036
Compensation expenses for common stock options	—	—	12,109	—	—	—	12,109
Net officers’ notes receivable payments	—	—	101	—	—	—	101
Deferred compensation and restricted stock amortization, net of forfeitures	295,544	3	5,278	—	—	—	5,281
Purchases of common stock	(16,420)	—	—	—	—	(582)	(582)
Cash dividends	—	—	—	—	(98,503)	—	(98,503)

Balance at December 31, 2005, retrospectively adjusted	64,246,767	934	1,318,751	(15,157)	759,330	(520,417)	1,543,441
Comprehensive income:
Net earnings	—	—	—	—	342,929	—	342,929
Other comprehensive income (loss), net of tax:
Net unrealized gain on mortgage-backed securities available for sale	—	—	—	5,921	—	—	5,921
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(16,035)	—	—	(16,035)

Total comprehensive income	—	—	—	—	—	—	332,815

Cumulative-effect adjustment due to change in accounting for MSRs	—	—	—	—	10,624	—	10,624
Adjustment on initial application of SFAS 158, net of tax	—	—	—	(6,168)	—	—	(6,168)
Issuance of common stock	3,532,360	35	148,435	—	—	—	148,470
Exercises of common stock options	857,489	9	23,486	—	—	—	23,495
Exercises of warrants	3,957,000	40	86,883	—	—	—	86,923
Compensation expenses for common stock options	—	—	9,630	—	—	—	9,630
Net officers’ notes receivable payments	—	—	109	—	—	—	109
Deferred compensation and restricted stock amortization, net of forfeitures	475,468	5	10,520	—	—	—	10,525
Purchases of common stock	(51,728)	—	—	—	—	(2,061)	(2,061)
Cash dividends	—	—	—	—	(129,535)	—	(129,535)

Balance at December 31, 2006	73,017,356	1,023	1,597,814	(31,439)	983,348	(522,478)	2,028,268
Comprehensive loss:
Net loss		—	—	—	(614,808)	—	(614,808)
Other comprehensive income (loss), net of tax:
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(97,769)	—	—	(97,769)
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(14,922)	—	—	(14,922)
Change in pension liability	—	—	—	4,909	—	—	4,909

Total comprehensive loss							(722,590)

Issuance of common stock	7,427,104	74	145,514	—	—	—	145,588
Exercises of common stock options	145,033	—	1	—	—	2,591	2,592
Exercises of warrants	63,888	1	1,405	—	—	—	1,406
Compensation expense for common stock options	—	—	7,943	—	—	—	7,943
Net officers’ notes receivable payments	—	—	342	—	—	—	342
Deferred compensation and restricted stock amortization, net of forfeitures	275,272	(9)	(2,600)	—	—	14,009	11,400
Purchases of common stock	(43,232)	—	—	—	—	(1,557)	(1,557)
Cash dividends	—	—	—	—	(129,568)	—	(129,568)

Balance at December 31, 2007	80,885,421	$1,089	$1,750,419	$(139,221)	$238,972	$(507,435)	$1,343,824

The accompanying notes are an integral part of these consolidated financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31
	2007	2006	2005

Cash flows from operating activities:
Net (loss) earnings	$(614,808)	$342,929	$293,128
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Loss (gain) on sale of loans	354,360	(668,054)	(592,175)
Compensation expenses related to stock options and restricted stock	19,343	20,155	17,389
Other amortization and depreciation	126,914	93,515	59,393
Change in valuation of mortgage servicing rights	(1,120)	367,234	269,586
Loss (gain) on mortgage-backed securities, net	439,714	(20,482)	(17,866)
Provision for loan losses	395,548	19,993	9,978
(Benefit) provision for deferred income taxes	(380,060)	245,115	166,369
Net (increase) decrease in other assets and liabilities	134,272	90,012	17,110

Net cash provided by operating activities before activity for trading securities and loans held for sale	474,163	490,417	222,912
Net (purchases) sales of trading securities	(436,971)	360,547	109,721
Net (purchases and origination) sales of loans held for sale	(7,530,130)	(8,253,670)	(4,909,424)

Net cash used in operating activities	(7,492,938)	(7,402,706)	(4,576,791)

Cash flows from investing activities:
(Additions to) repayments of loans held for investment, net	(857,854)	(157,373)	176,639
Proceeds from sale of loans held for investment	3,304,640	1,147,292	932,378
Purchases of mortgage-backed securities available for sale	(622,347)	(1,170,559)	(819,997)
Proceeds from sales of and principal payments from mortgage-backed securities available for sale	1,438,804	997,623	822,748
Net decrease (increase) in investment in FHLB stock, at cost	85,977	(205,792)	(165,546)
Net (increase) decrease in real estate investment	(1,009)	10,780	(32,260)
Net sale (purchases) of property, plant and equipment	28,610	(99,947)	(109,076)
Purchase of Financial Freedom minority interest	—	(40,000)	—

Net cash provided by investing activities	3,376,821	482,024	804,886

Cash flows from financing activities:
Net increase in deposits	6,908,823	3,222,155	1,925,557
Net increase in advances from Federal Home Loan Bank	776,000	3,459,800	791,000
Net (decrease) increase in borrowings	(4,040,448)	69,797	1,104,208
Net proceeds from issuance of common stock	145,588	148,470	—
Net proceeds from issuance of trust preferred securities	30,000	188,000	90,000
Redemption of trust preferred securities	(48,268)	(47,271)	—
Net proceeds from stock options, warrants, and notes receivable	4,340	110,527	46,591
Proceeds from issuance of preferred stock by subsidiary	491,314	—	—
Cash dividends paid	(129,568)	(129,535)	(98,501)
Purchases of common stock	(1,557)	(2,061)	(582)

Net cash provided by financing activities	4,136,224	7,019,882	3,858,273

Net increase in cash and cash equivalents	20,107	99,200	86,368
Cash and cash equivalents at beginning of year	541,725	442,525	356,157

Cash and cash equivalents at end of year	$561,832	$541,725	$442,525

Supplemental cash flow information:
Cash paid for interest	$1,546,637	$1,168,615	$600,683

Cash paid (received) for income taxes	$12,185	$(56,258)	$70,312

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$10,240,773	$2,951,131	$2,691,949

Net transfer of loans held for investment to loans held for sale	$1,865,072	$957,563	$849,689

Net transfer of mortgage servicing rights to trading securities	$54,993	$4,723	$8,491

The accompanying notes are an integral part of these consolidated financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

IndyMac Bancorp, Inc. is a savings and loan holding company. References to “IndyMac Bancorp” or the “Parent Company” refer to the parent company alone while references to “Indymac,” the “Company,” “we” or “us” refer to Indymac Bancorp and its consolidated subsidiaries.

The consolidated financial statements include the accounts of Indymac Bancorp and all of its wholly-owned and majority-owned subsidiaries, including IndyMac Bank, F.S.B. (“Indymac Bank” or “Bank”) and variable interest entities. All significant intercompany balances and transactions with Indymac’s consolidating subsidiaries have been eliminated in consolidation. Minority interests and perpetual preferred stock in Indymac’s majority-owned subsidiaries or variable interest entities are either reported separately or included in other liabilities on the consolidated balance sheets. Minority interests in Indymac’s earnings are reported separately on the consolidated statements of operations.

The consolidated financial statements of Indymac are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the allowance for loan losses (“ALL”), lower of cost or market (“LOCOM”) on loans held for sale, secondary market reserves and the valuation of our hedging instruments, mortgage servicing rights (“MSRs”), AAA-rated and agency interest-only and principal-only securities, late fee securities, prepayment penalty securities, non-investment grade securities and residual interests for which active markets do not exist. Actual results may differ significantly from those estimates and assumptions.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Statement on January 1, 2007 and recognizes interest and penalties in other expense. The adoption of FIN 48 did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 prospectively on January, 1, 2008, with no cumulative-effect adjustment to beginning retained earnings.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company intends to elect the fair value option effective January 1, 2008 for certain existing and new loans held for sale, including reverse mortgage loans. This adoption will not have a material impact on the consolidated financial statements.

In April 2007, the FASB issued FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”). FSP 39-1 amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. FSP 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. Upon adoption of FSP 39-1, a reporting entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company adopted FSP 39-1 on September 30, 2007 and elected to offset derivative instruments executed with the same counterparty under the same master netting arrangement and to net cash collateral paid or collected in accordance with FSP 39-1. The adoption of FSP 39-1 did not have a material impact on the consolidated financial statements.

In October 2007, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”), to provide guidance regarding written loan commitments accounted for at fair value through earnings. The SEC determined the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The Company will adopt SAB 109 prospectively for derivative loan commitments issued or modified beginning January 1, 2008. This adoption will not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which requires an acquiring entity to recognize, with certain exceptions, the fair value of the acquired entity as a whole, regardless of the percentage ownership in the acquired entity or how the acquisition was achieved. This Statement also recognizes contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings. SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. The Company will adopt this Statement on January 1, 2009.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS 160 is based on the economic entity concept of consolidated financial statements, and all residual economic interest holders in an entity have an equity interest in the consolidated equity, even if the residual interest is relative to only a portion of the entity. This Statement requires the presentation of noncontrolling interests and controlling interests as separate components of equity in the consolidated statement of financial position with disclosures about attributes and transactions pertaining to noncontrolling interests. SFAS 160 also requires that earnings attributed to the noncontrolling interests are to be recorded as part of consolidated earnings and not as a separate component of income or expense. The Statement requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the consolidated income statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS 160 is required to be

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adopted prospectively, except for certain provisions which are required to be adopted retrospectively. The Company will adopt this Statement on January 1, 2009, and is assessing the impact of the adoption of this Statement.

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash on deposit and overnight investments.

Mortgage-Backed Securities

Mortgage-backed securities (“MBS”) consist of AAA-rated senior securities, investment and non-investment grade securities, AAA-rated and agency interest-only and principal-only securities, prepayment penalty securities, late fee securities, residual securities, and agency notes. AAA-rated interest-only securities, prepayment penalty securities, late fee securities, and residual securities, as well as the securities that the Company considers as hedges of its AAA-rated interest-only securities, residual securities and MSRs, are carried as trading securities. All other MBS are classified as available for sale, including home equity lines of credit (“HELOCs”) residual securities created in two separate securitization transactions through which HELOCs loans were recharacterized as securities available for sale. All securities are carried at fair value, which is estimated based on market quotes, when available, or on discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses when market quotes are not available. We estimate future prepayment rates based upon current and expected future interest rate levels, collateral seasoning and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, prepayment penalties, interest rates and recent prepayment experience. These assumptions are estimates as of a specific point in time and will change as interest rates or economic conditions change. Premiums or discounts on securities available for sale are amortized or accreted into income using the effective interest method.

Securities classified as trading are carried at fair value with changes in fair value being recorded through current earnings. Unrealized gains and losses resulting from fair value adjustments on investment securities and MBS available for sale are excluded from earnings and reported as a separate component of other comprehensive income (“OCI”), net of taxes, in shareholders’ equity. If we determine a decline in fair value of an available for sale security is other than temporary, an impairment write-down is recognized in current earnings. Realized gains and losses are calculated using the specific identification method.

Loans Held for Sale

Loans held for sale (“HFS”) consist primarily of residential mortgage loans, which are secured by one-to-four family residential real estate located throughout the United States. We originate and purchase mortgage loans generally with the intent to sell them in the secondary market. Loans HFS are carried at the lower of aggregate cost, net of purchase discounts or premiums, deferred fees, deferred origination costs and effects of hedge accounting, or fair value. Historically, the fair value of loans HFS was determined using current secondary market prices for loans with similar coupons, maturities and credit quality. Given recent market disruptions, these current secondary market prices generally relied on to value HFS loans were not available. As a result, the Company considered other factors, including: 1) quoted market prices for to be announced (“TBA”) securities (for agency-eligible loans); 2) recent transaction settlements or traded but unsettled transactions for similar assets; 3) recent third party market transactions for similar assets; and 4) modeled valuations using assumptions the Company believes a reasonable market participant would use in valuing similar assets (assumptions may include loss rates, prepayment rates, interest rates, volatilities, mortgage spreads). At December 31, 2007, the majority of the Company’s loans HFS are GSE-eligible. As these loans have reliable market price information, the fair value of these loans continues to be based on quoted market prices of similar assets. For the non eligible for sale to Government Sponsored Enterprises (“GSEs”) loans, including loans transferred to held for investment at the lower of cost or fair value, the valuation of these loans necessarily requires more reliance on recent third party market transactions for similar assets and

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

modeled valuations using assumptions the Company believes a reasonable market participant would use in valuing similar assets.

Since there was very limited available price discovery due to the collapse of the secondary market for non-GSE mortgages, the estimation of fair value in the second half of 2007 required significant management judgment.

While management believes its determination of fair values is reasonable in the circumstances, even small changes in the underlying assumptions, application of different valuation approaches or a different assessment of the weight of evidence from the available sources of information could have resulted in significantly different estimates.

The Company adopted SAB 105 on April 1, 2004 and will adopt SAB 109 on January 1, 2008 on a prospective basis. In accordance with SAB 105, the Company no longer recognizes any revenue at the inception of a rate lock commitment, and thus excludes the day one value on rate lock commitments from the fair value of loans HFS. Initial value inherent in the rate lock commitments at origination is recognized at the time of the sale of the underlying loans. Upon adoption of SAB 109, the Company will recognize revenue at the inception of a rate lock commitment.

The fair value of mortgage loans is subject to change primarily due to changes in market interest rates. Under our risk management policy, we hedge the changes in fair value of our loans HFS primarily by selling forward contracts on agency securities. We formally designate and document certain of these hedging relationships as fair value hedges and record the changes in the fair value of hedged loans HFS, as an adjustment to the carrying basis of the loan through gain on sale of loans in current earnings. We record the related hedging instruments at fair value with changes in fair value also recorded in gain on sale of loans in current earnings. The non-designated pipeline hedges are recorded at fair value in gain on sale of loans.

As part of our mortgage banking operations, we enter into commitments to purchase or originate loans whereby the interest rate on the loans is determined prior to funding (“rate lock commitments”). We report rate lock commitments on loans we intend to sell as derivatives as defined in SFAS 133 and determine the fair value of rate lock commitments using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. Similar to loans HFS, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. In addition, the value of rate lock commitments is affected by changes in the anticipated loan funding probability or fallout factor. Under our risk management policy, we hedge these changes in fair value primarily by selling forward contracts on agency securities. Both the rate lock commitments and the related hedging instruments are recorded at fair value with changes in fair value being recorded in gain on sale of loans in current earnings.

Our recognition of gain or loss on the sale of loans is accounted for in accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”). SFAS 140 requires that a transfer of financial assets in which we surrender control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests based on their relative fair values.

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

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is not eligible to become a debtor under the bankruptcy code. Instead, the insolvency of the Company is generally governed by the relevant provisions of the Federal Deposit Insurance Corporation (“FDIC”) Federal Deposit Insurance Act and the FDIC’s regulations. However, the “true sale” legal analysis with respect to the Company is similar to the “true sale” analysis that would be done if the Company were subject to the bankruptcy code.

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

The securitization process involves the sale of the loans to one of our wholly-owned bankruptcy remote special-purpose entities which then sells the loans to a separate, transaction-specific securitization trust in exchange for the considerations generated by the sale of the MBS issued by the securitization trust. The securitization trust issues and sells undivided interests to third-party investors that entitle the investors to specified cash flows generated from the securitized loans. These undivided interests are usually represented by certificates with varying interest rates, and are secured by the payments on the loans acquired by the trust, and commonly include senior and subordinated classes. The senior class securities are usually rated “AAA” by at least two of the major independent rating agencies and have priority over the subordinated classes in the receipt of payments. We have no obligation to provide credit support to either the third-party investors or the securitization trusts. Generally, neither third-party investors nor securitization trusts have recourse to our assets or us; and neither have the ability to require us to repurchase their securities other than through enforcement of the standard representations and warranties. We do make certain representations and warranties concerning the loans, such as lien status or mortgage insurance coverage, and if we are found to have breached a representation or warranty, we may be required to repurchase the loan from the securitization trust. We do not guarantee any securities issued by the securitization trusts. The securitization trusts represent “qualified special-purpose entities,” which meet certain criteria of SFAS 140, and are therefore not consolidated for financial reporting purposes.

In addition to the cash we receive from the sale of MBS, we often retain certain interests in the securitization trust. These retained interests may include subordinated classes of securities, MSRs, AAA-rated interest-only and principal-only securities, residual securities, cash reserve funds, securities associated with prepayment charges and late fees on the underlying mortgage loans, or an over collateralization account. Other than MSRs, AAA-rated interest-only and principal-only securities, and securities associated with prepayment charges and late fees on the underlying mortgage loans, these retained interests are subordinated and serve as credit enhancement for the more senior securities issued by the securitization trust. AAA-rated interest-only and principal-only securities, securities associated with prepayment charges and late fees on the underlying mortgage loans, and non-HELOC residual interests retained are included in “Securities classified as trading,” while other subordinated securities retained and HELOC residuals are included in “Securities available for sale” on the consolidated balance sheets.

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

When we reclassify loans from held for investment to held for sale, we reclassify them net of the portion of the ALL that is attributable to the transferred loans, with a corresponding reduction in the ALL.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans Held for Investment

Loans are classified as held for investment (“HFI”) based on management’s intent and ability to hold the loans for the foreseeable future. Loans HFI are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses. Discounts, premiums, and net deferred loan origination costs and fees are amortized to income over the contractual life of the loan using the effective interest method.

Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectability and, if appropriate, interest accrual is discontinued and previously accrued interest is reversed.

When we have both the intention and ability to hold the loans for the foreseeable future, we reclassify loans from HFS to HFI at the lower of cost or fair value.

Non-Accrual Loans

Loans are generally placed on non-accrual status when they are 90 days past due and charged-off upon foreclosure. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Specific factors used in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history, and debt coverage. For impaired loans on non-accrual status, cash receipts are applied, and interest income is recognized, on a cash basis. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met. The estimated loss upon liquidation on all other loans held for investment is charged-off prior to or upon foreclosure.

We account for troubled loans in accordance with FASB Statement No. 15, “Accounting by Debtor and Creditors for Troubled Debt Restructurings.” Troubled debt restructured loans are tested for impairment under FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), and placed on non-accrual status. If borrowers perform pursuant to the modified loan terms for at least six months and the remaining loan balances are considered collectible, the loans are returned to accrual status.

Allowance for Loan Losses

We maintain an allowance for loan losses (the “allowance” or ALL) on loans held for investment. Additions to the allowance are based on assessments of certain factors, including but not limited to, estimated probable losses on the loans, borrower credit quality, delinquency, prior loan loss experience and general economic conditions. Additions to the allowance are provided through a charge to earnings. Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-offs. Subsequent recoveries of amounts previously charged-off are credited to the allowance.

For the loans held for investment portfolio, an ALL is established and allocated to various loan types. The determination of the level of the ALL and, correspondingly, the provision for loan losses, is based on delinquency trends, prior loan loss experience, and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continuously evaluates these assumptions and various relevant factors impacting credit quality and inherent losses. We utilize several

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

methodologies to estimate the adequacy of our ALL and to ensure the allocation of the ALL to the various portfolios is reasonable given current trends and economic outlook. In this regard, we segregate assets into homogeneous pools of loans and heterogeneous loans.

Homogeneous pools of loans exhibit similar characteristics and, as such, can be evaluated as pools of assets through the assessment of default probabilities and corresponding loss severities. Our homogeneous pools include residential mortgage loans, consumer construction loans, HELOCs, closed-end seconds, manufactured home loans and home improvement loans. The estimate of the ALL for homogeneous pools is based on recent product-specific migration patterns and recent loss experience.

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

Our asset classification methodology was designed in accordance with guidelines established by our supervisory regulatory agencies as follows:

•	Pass — Assets classified Pass are assets that are well protected by the net worth and paying capacity of the borrower or by the value of the asset or underlying collateral.

•	Special Mention — Special Mention assets have potential weaknesses that require close attention, but have not yet jeopardized the timely repayment of the asset in full.

•	Substandard — This is the first level of adverse classification. Assets in this category are inadequately protected by the net worth and paying capacity of the borrower or by the value of the collateral. Substandard assets are characterized by the distinct possibility some loss will occur if the deficiencies are not corrected.

•	Doubtful — Assets in this category have the same weaknesses as a substandard asset, with the added characteristic that based on current facts, conditions and values, liquidation of the asset in full is highly improbable.

•	Loss — Assets in the Loss category are considered uncollectible and of such little value that the continuance as an asset, without establishment of a specific valuation allowance, is not warranted.

A component of the overall ALL is not specifically allocated (“unallocated component”). The unallocated component reflects management’s assessment of various factors that create inherent imprecision in the methods used to determine the specific portfolio allocations. Those factors include, but are not limited to, levels of and trends in delinquencies and impaired loans, charge-offs and recoveries, volume and terms of the loans, effects of any changes in risk selection and underwriting standards, other changes in lending policies, procedures, and practices, and national and local economic trends and conditions.

Impaired loans include loans classified as non-accrual where it is probable we will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. When a loan is deemed impaired, the amount of specific allowance required is measured by a complete analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the fair value of the underlying collateral less costs of disposition, or the loan’s estimated market value. In these measurements, we use assumptions and methodologies that are relevant to estimating the level of impaired and unrealized losses in the portfolio. To the extent the data supporting such assumptions has limitations, our judgment and experience play a key role in enhancing the ALL estimates.

We transferred mortgage loans HFS to HFI and recorded a reduction to the net investment, a portion of this reduction represents credit losses we estimated in determining the market value of loans. This amount represents a

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“reserve” for future realized credit losses. If our estimate of inherent credit losses in the transferred pool increases, we may record a provision for loan losses which will increase the ALL.

As the housing and mortgage markets deteriorated during 2007, we made adjustments to key assumptions used to establish our loss reserves. Generally, we adjusted our assumptions as to frequency of mortgage loans moving to default and the expected severities of losses from sales of underlying REO properties. We also adjusted assumptions on our builder construction portfolio to give consideration to the project and market specific condition for loans in this portfolio that have or are expected to default.

Secondary Market Reserve

The Company maintains a secondary market reserve for losses that arise in connection with loans we are required to repurchase from GSEs and whole loan sales. This reserve has two general components: reserves for repurchases arising from representation and warranty claims, and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. Reserve levels are a function of expected losses based on expected and actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of probability related to such claims, and even small changes in assumptions could result in significantly higher or lower estimate. While the ultimate amount of repurchases and claims is uncertain, management believes the reserve is adequate. We will continue to evaluate the adequacy of our reserve and may continue to allocate a portion of our gain on sale proceeds to the reserve going forward. Changes in the level of provision to this reserve impacts the overall gain on sale margin from period to period. The entire balance of our secondary market reserve is included on the consolidated balance sheets as a component of “Other liabilities”.

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

We recognize MSRs as separate assets only when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing retained or by separate purchase or assumption of the servicing. MSRs are recorded at fair value with valuation changes, net of hedges, reported in “Service fee income” in the consolidated statements of operations. Because a limited and illiquid market exists for MSRs, we determine the fair value of our MSRs using discounted cash flow techniques. Using models primarily purchased from third parties, we determine the fair value of recognized MSRs by estimating the present value of anticipated future net cash flows. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future. The Company maintains an economic hedge of its MSRs, designed primarily to mitigate the effects of changes in market interest rates, however, there could be significant fluctuations in the fair value of the MSRs in excess of the economic offset provided by the related hedging instruments. Prior to adoption of FAS 156, we carried MSRs at amortized cost subject to periodic impairment assessment. For purposes of impairment evaluation and measurement, we stratify our MSRs based on predominant risk characteristics, underlying loan type, interest rate type, and interest rate level.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments

In seeking to protect our financial assets and liabilities from the effects of changes in market interest rates, we have devised and implemented an asset/liability management strategy that seeks, on an economic basis, to mitigate significant fluctuations in our financial position and results of operations. We invest in MSRs, AAA-rated and agency interest-only and residual securities to generate core fee and interest income. The value of these instruments and the income they provide tends to be somewhat counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. With regard to the pipeline of mortgage loans held for sale, in general, we hedge these assets with forward commitments to sell Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”) securities with comparable maturities and weighted average interest rates. Also, we use futures or options in our pipeline hedging. To hedge our investments in MSRs, AAA-rated and agency interest-only and residual securities, we use several strategies, including buying and/or selling mortgage-backed or U.S. Treasury securities, forward rate agreements, futures, floors, interest rate swaps, or options, depending on several factors. Lastly, we enter into interest rate swap and interest rate swaption agreements to hedge the cash flows on advances or borrowings that are collateralized by our mortgage loans held for investment and MBS.

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

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective (as defined in SFAS 133) are recognized in current earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in “Accumulated other comprehensive income (loss)” (“AOCI”) on the consolidated balance sheets, until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Upon the occasional termination of a cash flow hedge, the remaining cost of that hedge is amortized over the remaining life of the hedged item in proportion to the change in the hedged forecasted transaction. We have derivatives in place to hedge the exposure to the variability in future cash flows for forecasted transactions through 2017. Derivatives that are non-designated hedges, as defined in SFAS 133, are adjusted to fair value through earnings. We formally document all qualifying hedge relationships, as well as our risk management objective and strategy for undertaking each hedge transaction. We are not a party to any foreign currency hedge relationships.

Foreclosed Assets

Real estate acquired in settlement of loans is initially recorded at fair value of the underlying property, less estimated costs to sell, through a charge to the allowance for loan losses, secondary market reserve or to the related valuation reserves for loans held for sale. Subsequent operating activity and declines in value are charged to earnings.

Goodwill and Other Intangible Assets

Goodwill, representing the excess of purchase price over the fair value of net assets acquired, resulted from acquisitions we have made. Core deposit intangible asset is amortized using an accelerated method of amortization over a period of ten years, which is the estimated life of the deposits acquired. Intangible assets from the acquisition of the remaining shares of Financial Freedom Senior Funding Corporation are amortized on a straight-line basis over a three-year period. Goodwill is not amortized, and we review our goodwill and other intangible assets for other-than-temporary impairment at least annually. If circumstances indicate that other-than-temporary impairment might exist, recoverability of the asset is assessed based on expected undiscounted net cash flows.

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

Share-Based Compensation

Our share-based compensation is provided to employees in accordance with the 2000 Stock Incentive Plan, as amended, and the 2002 Incentive Plan, as amended and restated, which allow for the grant of various types of awards (“Awards”) including, but not limited to, non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, and stock bonuses to our employees, including officers and directors. Awards are granted at the average market price of our stock on the grant date.

The Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), amendment of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), on January 1, 2006 using the modified-retrospective method, which requires the recognition of compensation expenses related to stock options, and revised all prior periods in accordance with SFAS 123(R) at the time of adoption. See “Note 23 — Benefit Plans” for further details on stock incentive plans.

The following summarizes net earnings as well as diluted earnings per share for the year ended December 31, 2005 (dollars in thousands, except per share data):

Reported net earnings	$300,226
Retrospective application of SFAS 123(R)	7,098

Adjusted net earnings	$293,128
Adjusted average diluted shares	66,115
Reported diluted earnings per share	$4.54
Adjusted diluted earnings per share	$4.43

NOTE 2 —	ACQUISITIONS

On April 1, 2007, the Company executed its definitive agreement with New York Mortgage Trust, Inc. to purchase certain assets of the retail mortgage banking business of its wholly-owned taxable real estate investment trust (“REIT”) subsidiary, The New York Mortgage Company, LLC (“NYMC”), for a purchase price of

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $13.4 million. The Company purchased substantially all of the operating assets related to NYMC’s retail mortgage banking platform, including the use of The New York Mortgage Company name, and assumed certain liabilities of NYMC’s retail platform, including certain lease liabilities and obligations under the pipeline of loan applications. The Company hired a majority of NYMC employees and assumed a portion of the retention and severance expenses associated with the transaction.

On July 16, 2004, the Company acquired 93.75% of the outstanding common stock of Financial Freedom Holdings Inc. (“FFHI”) and related assets from Lehman Brothers Bank, F.S.B. and its affiliates for an aggregate cash purchase price of $84.6 million. In November 2004, FFHI merged into its wholly owned subsidiary, Financial Freedom Senior Funding Corporation (“FFSFC”) in November 2004, with FFSFC as the surviving entity. The Company owned 93.75% of the outstanding common stock of FFSFC, with the remaining 6.25% ownership held by its Chairman (FFHI and FFSFC are referred to collectively as Financial Freedom herein). The transaction was accounted for using the purchase method of accounting and resulted in $48.4 million recorded as goodwill. On July 3, 2006, the Company acquired the remaining 6.25% of the outstanding common stock of Financial Freedom from the Company’s Chairman for an aggregate cash purchase price of $40.0 million. Goodwill and other intangibles recorded from the purchase were $29.1 million and $3.8 million, respectively. As a result of this transaction, Financial Freedom became a wholly-owned subsidiary of Indymac Bank.

NOTE 3 —	SEGMENT REPORTING

The Company operates through two primary segments: mortgage banking and thrift. The Company predominantly uses generally accepted accounting principles to compute each division’s financial results as if it were a stand-alone entity. Consistent with this approach, borrowed funds and their interest cost are allocated based on the funds actually used by the Company to fund the division’s assets and capital is allocated based on regulatory capital rules for the specific assets of each segment. Additionally, transactions between divisions are reflected at arms-length in these financial results and intercompany profits are eliminated in consolidation. We do not allocate fixed corporate and business unit overhead costs to our profit center divisions, because the methodologies to do so are arbitrary and distort each division’s marginal contribution to our profits. To reconcile to our consolidated results, commercial mortgage banking, mortgage banking overhead, elimination and other, and corporate overhead costs are included in the “Other” column in the table below.

As conditions in the U.S. mortgage market have deteriorated, we have exited certain production channels and are reporting them in a separate category in our segment reporting. These exited production channels include the conduit, homebuilder and home equity channels. These activities are not considered discontinued operations as defined by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” due to our substantial continuing involvement.

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

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents segment information for the years indicated (dollars in thousands):

	Mortgage Banking Segment					Conduit,
	Mortgage	Mortgage			Total	Home Equity,
	Production	Servicing	Thrift		On-Going	Homebuilder	Total
	Division	Division	Segment	Other	Business	Divisions	Company

Year Ended December 31, 2007
Net interest income (expense)	$132,086	$(40,563)	$234,865	$100,225	$426,613	$140,129	$566,742
Net revenues (expense)	245,547	382,393	(236,306)	2,309	393,943	(390,379)	3,564
Net earnings (loss)	(96,777)	181,427	(199,247)	(219,082)	(333,679)	(281,129)	(614,808)
Allocated average capital	441,917	361,405	670,476	82,881	1,556,679	420,253	1,976,932
Assets as of December 31, 2007	$2,783,814	$3,839,975	$21,811,374	$1,242,243	$29,677,406	$3,057,062	$32,734,468
Return on equity	(22)%	50%	(30)%	N/A	(21)%	(67)%	(31)%
Year Ended December 31, 2006
Net interest income (expense)	$91,648	$(11,489)	$197,333	$67,964	$345,456	$181,265	$526,721
Net revenues (expense)	700,248	161,441	257,459	(20,954)	1,098,194	248,509	1,346,703
Net earnings (loss)	227,739	66,147	112,394	(175,718)	230,562	112,367	342,929
Allocated average capital	370,703	253,235	536,943	197,506	1,358,387	437,873	1,796,260
Assets as of December 31, 2006	$4,570,229	$2,961,833	$14,309,474	$1,005,435	$22,846,971	$6,648,345	$29,495,316
Return on equity	61%	26%	21%	N/A	17%	26%	19%
Year Ended December 31, 2005
Net interest income (expense)	$67,931	$(4,022)	$199,253	$31,464	$294,626	$130,085	$424,711
Net revenues (expense)	664,636	78,980	238,816	(32,535)	949,897	155,813	1,105,710
Net earnings (loss)	242,995	27,992	108,481	(153,808)	225,660	67,468	293,128
Allocated average capital	260,591	119,071	421,345	297,992	1,098,999	281,868	1,380,867
Assets as of December 31, 2005	$2,758,337	$1,493,680	$10,598,882	$1,389,691	$16,240,590	$5,211,709	$21,452,299
Return on equity	93%	24%	26%	N/A	21%	24%	21%

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	MORTGAGE-BACKED SECURITIES

The following presents the composition of our MBS as of the dates indicated (dollars in thousands):

	December 31
	2007	2006

Mortgage-backed securities — trading
AAA-rated non-agency securities	$510,371	$43,957
AAA-rated and agency interest-only securities	59,844	73,570
AAA-rated principal-only securities	88,024	38,478
Prepayment penalty and late fee securities	82,027	97,576
Other investment grade securities	275,691	29,015
Other non-investment grade securities	93,859	41,390
Non-investment grade residual securities	112,727	218,745

Total MBS — trading	$1,222,543	$542,731

MBS — trading pledged as collateral for borrowings	$685,869	$152,895

Mortgage-backed securities — available for sale
AAA-rated non-agency securities	$5,543,306	$4,604,489
AAA-rated agency securities	45,296	65,175
Other investment grade securities	451,798	160,238
Other non-investment grade securities	61,889	38,784
Non-investment grade residual securities	3,687	31,828

Total MBS — available for sale	$6,105,976	$4,900,514

MBS — available for sale pledged as collateral for borrowings	$5,685,770	$4,149,201

Total mortgage-backed securities	$7,328,519	$5,443,245

Contractual maturities of the MBS generally range from 10 to 30 years. Expected weighted average lives of these securities generally range from several months to five years due to borrower prepayments occurring prior to the contractual maturity.

The following summarizes the unrealized gains and losses of securities available for sale as of the dates indicated (dollars in thousands):

	December 31
	2007	2006

Amortized cost	$6,296,827	$4,930,825
Gross unrealized holding gains	13,743	13,675
Gross unrealized holding losses	(204,594)	(43,986)

Estimated fair value	$6,105,976	$4,900,514

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater as of the dates indicated (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

December 31, 2007
Securities — available for sale:
AAA-rated non-agency securities	$(74,718)	$2,980,556	$(33,446)	$1,324,275	$(108,164)	$4,304,831
AAA-rated agency securities	(137)	6,643	(1,233)	11,349	(1,370)	17,992
Other investment grade securities	(93,937)	375,797	(1,123)	21,990	(95,060)	397,787

Total	$(168,792)	$3,362,996	$(35,802)	$1,357,614	$(204,594)	$4,720,610

December 31, 2006
Securities — available for sale:
AAA-rated non-agency securities	$(1,482)	$460,767	$(39,315)	$1,649,480	$(40,797)	$2,110,247
AAA-rated agency securities	(585)	31,865	(172)	16,498	(757)	48,363
Other investment grade securities	(477)	13,369	(1,891)	25,998	(2,368)	39,367
Residual securities	(64)	4,563	—	—	(64)	4,563

Total	$(2,608)	$510,564	$(41,378)	$1,691,976	$(43,986)	$2,202,540

As of December 31, 2007, the available for sale securities that have been in unrealized loss position for 12 months or more are primarily related to AAA-rated non-agency securities issued by private institutions. These unrealized losses are primarily attributable to changes in interest rates. Because we have the ability and the intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

As a result of our periodic reviews for impairment in accordance with Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”), during the years ended December 31, 2007, 2006 and 2005, we recorded $40.0 million, $10.2 million and $0.6 million, respectively, in impairment charges on investment grade, non-investment grade and residual securities.

We value AAA-rated interest-only securities using an option-adjusted spread (“OAS”) methodology, in which discount rates and future cash flows vary over time with the level of rates implied by each of 200 randomly-generated forward interest rate paths. When available, market information is used to validate these assumptions. The prepayment rates used to value our AAA-rated interest-only securities portfolio are based primarily on four-factor prepayment models which incorporate relative weighted average coupon (“WAC”), seasoning, burnout, and seasonality, as well as expectations of future rates implied by the forward LIBOR/swap curve. At December 31, 2007 and 2006, the weighted average constant lifetime prepayment rate assumption was 24.5% and 16.4%, respectively, and the implied yield was 12.3% and 15.4%, respectively.

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

The following details the assumptions used in valuing the residual securities as of the dates indicated:

	December 31
	2007				2006
	Closed-End				Closed-End
	Seconds	Subprime	Lot	HELOC	Seconds	Subprime	Lot	HELOC

Weighted average discount rate	23.1%	24.4%	21.8%	21.0%	24.6%	20.4%	23.5%	20.2%
Projected prepayment rate	21.4%	24.7%	32.5%	19.9%	37.1%	39.5%	39.8%	50.3%
Remaining cumulative losses	14.6%	14.4%	3.2%	8.6%	8.1%	5.9%	0.6%	1.1%

There were no prime residual securities as of December 31, 2007 and 2006.

The fair value of all of our other investment and non-investment grade mortgage-backed securities is estimated based on discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses, and market information when available.

As of December 31, 2007, the aggregate amount of the securities from each of the following issuers was greater than 10% of consolidated shareholders’ equity (dollars in thousands):

	Amortized	Fair Market
Name of Issuer	Cost	Value

IndyMac INDX Mortgage Loan Trust 2007-AR21IP	$1,592,652	$1,541,965
IndyMac INDA Mortgage Loan Trust 2007-AR8	185,933	172,264
IndyMac INDX Mortgage Loan Trust 2006-AR19	245,970	244,835
Residential Asset Securitization Trust Series 2006-A4IP	306,691	303,245
Residential Asset Securitization Trust Series 2006-A16	189,016	186,836
IndyMac Certificate Trust 2004-2	225,083	225,083

Total	$2,745,345	$2,674,228

These issuers are qualifying special-purpose entities created by the Company in conjunction with the securitization transactions with the objective to recharacterize loans as securities for the following purposes: (1) lower our cost of funds; (2) improve our liquidity profile; and (3) improve our risk profile through the use of bond insurance. Of the total securities from these issuers, 95% of the securities are AAA-rated asset-backed certificates. Approximately $0.2 billion of these securities are insured by a third party.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following sets forth certain information regarding the weighted average yields and remaining contractual maturities of our MBS portfolio as of December 31, 2007 (dollars in thousands):

			More Than One Year		More Than Five
	One Year or Less		to Five Years		Years to Ten Years		More Than Ten Years		Total
		Wtd.		Wtd.		Wtd.		Wtd.		Wtd.
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

AAA-rated mortgage-backed securities
AAA-rated agency securities	$—	—	$—	—	$1,908	6.45%	$43,388	5.87%	$45,296	5.89%
AAA-rated non-agency securities	—	—	—	—	—	—	6,053,677	5.75%	6,053,677	5.75%
AAA-rated and agency interest-only securities	—	—	—	—	169	15.95%	59,675	14.45%	59,844	14.45%
AAA-rated principal-only securities	—	—	—	—	—	—	88,024	9.12%	88,024	9.12%

Total AAA-rated mortgage-backed securities	—	—	—	—	2,077	7.22%	6,244,764	5.88%	6,246,841	5.88%
Prepayment penalty and late fee securities	2	57.28%	1,186	15.00%	—	—	80,839	21.75%	82,027	21.66%
Other investment grade mortgage-backed securities	—	—	3,810	8.04%	—	—	723,679	7.70%	727,489	7.70%
Other non-investment grade securities	—	—	17,067	11.27%	—	—	138,681	10.95%	155,748	10.99%
Non-investment grade residual securities	—	—	40,846	22.00%	—	—	75,568	21.71%	116,414	21.81%

Total mortgage-backed securities	$2	57.28%	$62,909	18.11%	$2,077	7.22%	$7,263,531	6.50%	$7,328,519	6.60%

(1)	The weighted average yield is computed based on the amortized costs of the securities.

Given prepayments on the underlying collateral of our MBS, we do not expect our MBS to remain outstanding throughout their contractual maturity periods. Therefore, contractual maturity is not a relevant measure of the timing of our future expected cash flows. Actual economic cash flows are expected to be received much sooner.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	LOANS RECEIVABLE

The following represents a summary of loans receivable as of the dates indicated (dollars in thousands):

	December 31,
	2007	2006

Loans held for sale
Principal balance of loans HFS	$3,704,681	$9,331,112
Unamortized premiums and fees	46,856	176,094
Hedge effects and other valuation adjustments	25,367	(39,363)

Total loans held for sale	$3,776,904	$9,467,843

Loans held for investment
Principal balance of mortgage loans HFI	$13,522,119	$6,828,862
Basis adjustment on transferred loans and unamortized premium on mortgage loans HFI	(276,805)	89,306
Outstanding balance on other loans HFI(1)	3,202,111	3,259,532
Unamortized net deferred loan fees on other loans HFI	6,621	(491)
Allowance for loan losses	(398,135)	(62,386)

Total loans held for investment	$16,055,911	$10,114,823

Total loans receivable	$19,832,815	$19,582,666

Loans receivable pledged as collateral for borrowings	$14,498,952	$14,878,632

(1)	Includes consumer and builder construction loans and revolving warehouse lines of credit.

The Company transferred mortgage loans in the fourth quarter of 2007 with a net investment of $10.9 billion from HFS to HFI at the lower of cost or fair value as the Company no longer intended to sell these loans in the secondary market. At the time of transfer, the mortgage loans carrying value of $10.3 billion included $0.6 billion impairment loss which was recorded as a component of gain on sale of loans primarily during the third and fourth quarters of 2007.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents our loans receivable by product as of the dates indicated (dollars in thousands):

	December 31
	2007	2006

Loans held for sale
SFR mortgage loans	$3,286,886	$8,801,252
HELOCs	168,702	633,096
Commercial real estate loans	320,554	—
Consumer lot loans	762	33,495

Total loans held for sale	$3,776,904	$9,467,843

Loans held for investment
SFR mortgage loans	$11,125,188	$6,519,340
Consumer construction loans	2,342,060	2,225,979
Builder construction loans	818,035	786,279
HELOCs	1,459,580	23,618
Land and other mortgage loans	660,550	375,215
Revolving warehouse lines of credit	48,633	246,778
Allowance for loan losses	(398,135)	(62,386)

Total loans held for investment	$16,055,911	$10,114,823

Our non-accrual/non-performing loans by collateral type are summarized as follows (dollars in thousands):

	December 31
	2007	2006	2005

Homebuilder loans	$480,157	$8,981	$—
Consumer construction loans	77,562	25,957	9,446
SFR mortgage loans HFI and other non-accrual/non-performing loans	756,166	127,892	54,763

Total non-accrual/non-performing loans	$1,313,885	$162,830	$64,209

Of the total non-accrual loans at December 31, 2007, approximately $480.2 million of impaired homebuilder loans were accounted for in accordance with SFAS 114. As of December 31, 2006 and 2005, there were no impaired loans accounted for in accordance with SFAS 114. The average balance for the SFAS 114 impaired loans during 2007 was $127.1 million. The allowance for loan losses related to these SFAS 114 impaired loans was $95.0 million at December 31, 2007. For the year ended December 31, 2007, no interest income was recognized on the SFAS 114 impaired loans subsequent to the determination of impairment. There were no significant non-accrual loans accounted for under SFAS 114 at December 31, 2006 and 2005.

Troubled debt restructurings, where management has granted a concession to a borrower experiencing financial difficulty, were approximately $33.1 million as of December 31, 2007. We have no significant commitments to lend additional funds to borrowers with restructured loans. There were no significant troubled debt restructuring loans at December 31, 2006 and 2005.

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

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allowance for loan losses of $398.1 million is considered adequate to cover probable losses inherent in the loan portfolio at December 31, 2007. However, no assurance can be given that we will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of then-prevailing factors, including economic conditions, credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant changes in the allowance for loan losses.

Summarized below are changes to the allowance for loan losses for the years indicated (dollars in thousands):

	Year Ended December 31
	2007	2006	2005

Balance, beginning of year	$62,386	$55,168	$52,891
Allowance transferred to HFS loans	(7,574)	—	—
Provision for loan losses	395,548	19,993	9,978
Charge-offs:
SFR mortgage loans	(29,186)	(6,003)	(2,116)
Consumer construction loans	(19,835)	(3,549)	(2,422)
Other(1)	(7,138)	(5,586)	(4,979)

Total charge-offs	(56,159)	(15,138)	(9,517)

Recoveries:
SFR mortgage loans	1,200	470	639
Consumer construction loans	117	231	127
Other(1)	2,617	1,662	1,050

Total recoveries	3,934	2,363	1,816

Total charge-offs, net of recoveries	(52,225)	(12,775)	(7,701)

Balance, end of year	$398,135	$62,386	$55,168

(1)	Includes loans from the warehouse lines of credit, home equity lines of credit and of discontinued loan products.

NOTE 7 —	MORTGAGE SERVICING RIGHTS

The following presents the assumptions used to value MSRs as of the dates indicated (dollars in thousands):

	December 31
	2007	2006	2005

Actual
Carrying Value	$2,495,407	$1,822,455	$1,094,490
Collateral Balance	181,723,633	139,816,763	84,495,133
Gross Weighted-Average Coupon (“WAC”)	6.89%	7.05%	6.19%
Servicing Fee	0.34%	0.37%	0.37%
3-Month Prepayment Speed	9.7%	20.2%	21.7%
Weighted-Average Multiple	4.01	3.57	3.54
Valuation Assumptions
Projected Lifetime Prepayment Speeds (“CPR”)	19.6%	25.8%	21.4%
Discount Yield	9.7%	8.8%	10.7%

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the changes in MSRs for the years indicated (dollars in thousands):

	Year Ended December 31
	2007	2006	2005

Balance, beginning of the year	$1,822,455	$1,094,490	$640,794
Cumulative-effect adjustment due to change in accounting for MSRs	—	17,561	—
Additions from loan sale or securitization	976,482	1,075,740	701,178
Purchase or assumption	2,268	8,658	5,463
Transfers to prepayment penalty and/or AAA-rated and agency interest-only securities	(57,065)	(4,723)	(8,491)
Transfers due to clean-up calls and other	(873)	(274)	(3,911)
Change in fair value due to run-off	(408,107)	(376,718)	—
Change in fair value due to market changes	156,327	24,180	—
Change in fair value due to application of external benchmarking policies	3,920	(16,459)	—
Amortization	—	—	(227,084)
Valuation/impairment	—	—	(13,459)

Balance, end of the year	$2,495,407	$1,822,455	$1,094,490

MSRs as a percentage of the unpaid principal balance (UPB) of the underlying loans serviced (in basis points)	137	130	130

The following presents changes in the valuation allowance for impairment of MSRs for the years indicated (dollars in thousands):

	Year Ended December 31
	2006	2005

Balance at beginning of the year	$(127,818)	$(87,997)
Remeasurement to fair value	127,818	—
Provision for valuation	—	(42,502)
Clean-up calls exercised	—	2,681

Balance at end of the year	$—	$(127,818)

Upon the Company’s adoption on January 1, 2006 of FASB Statement No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, we elected to prospectively apply the fair value method for all classes of its separately recognized MSRs with changes in fair value reflected in the service fee income in the statement of operations. The difference between the fair value and the carrying amount, net of any related valuation allowance, was recorded as a cumulative-effect adjustment to retained earnings as of January 1, 2006.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	OTHER ASSETS

The following presents the major components of other assets as of the dates indicated (dollars in thousands):

	December 31
	2007	2006

Investment in Federal Home Loan Bank (“FHLB”) stock, at cost	$676,077	$762,054
Derivative financial instruments and hedging related deposits	404,881	349,663
Servicing related advances	346,125	108,835
Interest receivable	343,324	217,667
Real estate owned (“REO”), net of valuation allowance of $60,939 and $6,441 at December 31, 2007 and 2006, respectively	196,049	21,638
Fixed assets, net of accumulated depreciation of $157,826 and $122,113 at December 31, 2007 and 2006, respectively	136,328	181,304
Goodwill and other intangible assets	123,937	112,608
Accounts receivable	98,255	102,597
Software development, net of accumulated amortization of $119,178 and $81,984 at December 31, 2007 and 2006, respectively	88,308	94,509
Other	102,611	154,350

Total other assets	$2,515,895	$2,105,225

The investment in FHLB stock consisted of capital stock, at cost, totaling $676.1 million and $762.1 million as of December 31, 2007 and 2006, respectively. Total dividend income recognized was $39.9 million, $32.1 million and $21.2 million, respectively, in 2007, 2006 and 2005. We earned a dividend yield of 5.20%, 5.37% and 4.44% in 2007, 2006 and 2005, respectively. The investment in FHLB stock is required to permit Indymac Bank to borrow from the FHLB of San Francisco.

Hedging related deposits represent margin deposits with our clearing agent or counterparties associated with our hedge positions. For further information on our derivative financial instruments, see “Note 14 — Derivative Instruments.”

In the third quarter of 2007, the Company completed the sale and leaseback of one of its properties in Pasadena, California for a purchase price of $116 million and entered into a lease agreement for a portion of the property with an initial term of ten years. The leased portion of the property serves as our mortgage banking headquarters. Accordingly, the Company removed the $54.8 million carrying value of related fixed assets from the balance sheet and recognized approximately $60 million in total gain from the sale and leaseback transaction, with approximately $24 million recognized upon sale in the third quarter of 2007 and the $36 million balance amortized over the term of the lease.

Depreciation and amortization expense was $77.4 million, $63.7 million and $44.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	DEPOSITS

The following presents a summary of the carrying value of deposits, rates, and remaining maturities of certificates of deposit as of the dates indicated (dollars in thousands):

	December 31
	2007		2006
	Amount	Rate	Amount	Rate

Non-interest-bearing checking	$73,343	0.0%	$72,081	0.0%
Non-interest-bearing custodial loans servicing accounts	725,194	0.0%	616,904	0.0%
Interest-bearing checking	68,977	1.5%	54,844	1.2%
Savings	2,346,534	4.5%	1,915,333	5.0%

Total core deposits	3,214,048	3.3%	2,659,162	3.6%

Certificates of deposit, due:
Within one year	14,360,754	5.2%	7,970,763	5.2%
One to two years	150,023	5.0%	147,519	4.9%
Two to three years	39,626	5.0%	56,009	4.8%
Three to four years	38,826	5.2%	25,879	5.0%
Four to five years	11,839	5.0%	38,475	5.2%
Over five years	127	5.2%	199	5.1%

Total certificates of deposit	14,601,195	5.2%	8,238,844	5.2%

Total deposits	$17,815,243	4.8%	$10,898,006	4.8%

The following presents interest expense by deposit type for the years indicated (dollars in thousands):

	Year Ended December 31
	2007	2006	2005

Interest-bearing checking	$784	$665	$603
Savings	113,520	71,385	37,561
Certificates of deposit	548,913	336,158	157,364

Total interest expense on deposits	$663,217	$408,208	$195,528

At December 31, 2007, accrued interest payable was $1.6 million for interest-bearing checking, savings and certificates of deposit and is included in “Other liabilities” on the consolidated balance sheets.

The following summarizes certificates of deposit in amounts of $100,000 or more by remaining contractual maturity as of the dates indicated (dollars in thousands):

	December 31
	2007	2006

Three months or less	$5,250,166	$2,407,796
Three to six months	2,981,531	1,604,348
Six to twelve months	1,731,101	848,732
Over twelve months	109,476	127,884

Total certificates of deposit ($100,000 or more)	$10,072,274	$4,988,760

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	ADVANCES FROM THE FHLB

As a member of the FHLB, we maintain a credit line based largely on a percentage of total regulatory assets. Advances totaled $11.2 billion and $10.4 billion at December 31, 2007 and 2006, respectively, and are collateralized in the aggregate by loans, securities, all FHLB stock owned and by deposits with the FHLB. The maximum amount of credit that the FHLB will extend for purposes other than meeting withdrawals varies from time to time in accordance with its policies. The interest rates charged by the FHLB for advances typically vary depending upon maturity, the cost of funds of the FHLB, and the collateral for the borrowing.

The following presents the scheduled maturities of advances from the FHLB as of the dates indicated (dollars in thousands):

	December 31
	2007		2006
	Amount	Rate	Amount	Rate

Within one year	$3,584,000	4.9%	$5,053,000	5.2%
One to two years	2,757,000	4.8%	1,151,000	4.8%
Two to three years	1,479,000	4.8%	1,491,000	4.9%
Three to four years	1,789,800	5.2%	759,000	4.8%
Four to five years	805,000	5.1%	1,789,800	5.2%
Over five years	774,000	5.0%	169,000	5.0%

Total	$11,188,800	4.9%	$10,412,800	5.1%

The following presents financial data pertaining to advances from the FHLB as of or for the dates indicated (dollars in thousands):

	As of or For the Year Ended December 31
	2007	2006

Weighted average coupon rate, end of year	4.9%	5.1%
Weighted average rate during the year, including hedge effect	5.2%	4.7%
Average balance of advances from FHLB during the year	$13,531,225	$10,560,896
Maximum amount of advances from FHLB at any month-end	$14,546,800	$12,688,800
Interest expense for the year	$701,226	$491,300
Amount of advances subject to call/put options	$899,000	$309,000

We had $5.5 billion and $5.2 billion of unused committed financing from the FHLB at December 31, 2007 and 2006, respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	OTHER BORROWINGS

The following presents other borrowings of the Company as of the dates indicated (dollars in thousands):

	December 31
	2007	2006

Trust preferred debentures	$441,285	$456,695
HELOC notes payable	212,747	659,283
Asset-backed commercial paper	—	2,115,839
Loans and securities sold under agreements to repurchase	—	1,407,199
Other notes payable	—	1,009
Others(1)	(1,254)	(3,025)

Total other borrowings	$652,778	$4,637,000

(1)	This represents the unamortized portion of the facility issue cost and commitment fee.

At December 31, 2007, we had $4.8 billion in committed financing whole loan financing facilities. Of these committed financing facilities, $1.0 billion was available for use based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities.

Asset-Backed Commercial Paper

In April 2006, we established the North Lake Capital Funding Program, a single seller asset-backed commercial paper (“ABCP”) facility, which allows us to directly issue secured liquidity notes backed by mortgage loans. Both the collateral pledged and secured liquidity notes are recorded on our balance sheet as assets and liabilities, respectively. The secured liquidity notes have been rated F-1+ by Fitch Ratings, P-1 by Moody’s Investors Service and A-1+ by Standard & Poor’s, and are supported by credit enhancements, such as over collateralization, excess spread, and market value interest rate swaps provided by highly rated counterparties. We are authorized to issue up to $4.0 billion in short-term notes, with expected maturities not to exceed 180 days after issuance and final maturities of 60 days following the expected maturities. As of December 31, 2007, we did not have any secured liquidity notes outstanding. As a result of the disruption in the extendible ABCP market, we actively paid down this facility during the third quarter of 2007. Additionally, the viability of the extendible ABCP market and this facility is unknown and therefore, at this time, we are not relying on this facility for future funding needs. As of February 2008, we are in the process of terminating this facility.

In November 2006, we established a multi-seller ABCP facility (which is supported by backstop liquidity facilities from highly rated banks) to provide up to $1.5 billion dedicated financing for our construction to permanent, lot, and reverse mortgage loans. This is an annually renewable 364-day committed facility administered by Citicorp North America, Inc. This facility was terminated effective November 2007.

Loans and Securities Sold Under Agreements to Repurchase

We had no repurchase agreement borrowings at December 31, 2007 as a result of our strategy to increase our deposits and advances from the FHLB. The amount outstanding under loans and securities sold under agreements to repurchase was $1.4 billion at December 31, 2006. Our outstanding repurchase agreements have an average maturity of less than 30 days. These repurchase agreements generally reprice on an overnight-to-one-month basis

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for loans, and a one-to-three-month basis for securities, bearing interest at rates indexed to LIBOR or the federal funds rate, plus an applicable margin. We were in compliance with all material financial covenants under these repurchase agreements at December 31, 2007 and 2006. For the years ended December 31, 2007 and 2006, the weighted average borrowing rate on repurchase agreements, including the multi-seller ABCP facility, was 5.8% and 5.2%, respectively.

The following presents additional information related to our repurchase agreements (including the ABCP facility) as of or for the years indicated (dollars in thousands):

	As of or For the Year Ended December 31
	2007	2006	2005

Average balance during the year	$2,088,580	$3,726,067	$2,947,552
Maximum balance outstanding at any month-end(1)	3,601,049	6,026,510	5,254,136
Balance at December 31	—	2,455,505	3,057,262
Weighted average interest rate, end of year	—	5.5%	4.7%
Weighted average coupon rate during the year	5.8%	5.2%	3.9%

(1)	The maximum amount of borrowings outstanding occurred in February 2007, February 2006, and August 2005.

Trust Preferred Securities and Warrants

On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and warrants to purchase IndyMac Bancorp’s common stock. As part of this transaction, IndyMac Bancorp issued subordinated debentures to the trust and purchased common securities from the trust. The yield on the subordinated debentures and the common securities is the same as the yield on the trust preferred securities. Also, we issued 3,500,000 warrants, each convertible into 1.5972 shares of IndyMac Bancorp’s common stock as part of the WIRES offering. Beginning on November 14, 2006, Indymac has the option to redeem the warrants for cash equal to the warrant value subject to the conditions in the prospectus. During 2007, a total of 40,000 warrants were exercised at an exercise price of $35.17 per share to purchase 63,888 shares of IndyMac Bancorp’s common stock. During 2006, a total of 2.5 million warrants were exercised at an average exercise price of $35.09 per share to purchase 4.0 million shares of IndyMac Bancorp’s common stock. To date, total warrants of 2.6 million have been exercised and converted into a total of 4.2 million shares of IndyMac Bancorp’s common stock. Subordinated debentures redeemed in conjunction with the warrant exercises totaled $130.2 million and $64.5 million as of December 31, 2007 and 2006, respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, we issued an additional $30 million in pooled trust preferred securities. To date, we have issued $398 million trust preferred securities (without warrants attached). The following summarizes the trust preferred securities by issuance at December 31, 2007 (dollars in thousands):

	Face Amount	Interest Rate	Maturity Date

June 2007	$30,000	6.80%	June 2037
December 2006	20,000	6.74%	January 2037
December 2006	40,000	6.90%	March 2037
September 2006	38,000	6.96%	December 2036
June 2006	90,000	7.35%	September 2036
December 2005	90,000	6.31%	December 2035
December 2004	30,000	5.83%	March 2035
December 2003	30,000	6.30%	January 2034
July 2003	30,000	6.05%	July 2033

Total	$398,000

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

Recorded values of the subordinated debentures underlying the trust preferred securities, which represent the liabilities due from IndyMac Bancorp to the trusts, totaled $441.3 million and $456.7 million at December 31, 2007 and 2006, respectively. These subordinated debentures are included in “Other borrowings” on the consolidated balance sheets.

Revolving Syndicated Bank Credit Facilities

In June 2005, a revolving unsecured syndicated bank facility in the aggregate amount of $75 million was executed between IndyMac Bancorp and Wells Fargo Bank, N.A., which was later increased to $100 million in June 2006. The interest rate is based on LIBOR plus an applicable margin. We did not draw on the line during 2007 and 2006 and this facility was terminated in November 2007.

Other Notes Payable

The Company participates in certain real estate construction projects through the builder construction division. The special purpose entities formed related to these real estate projects have been evaluated and determined to be VIEs under the definition of FIN 46R and we are deemed as the primary beneficiary of the VIEs, and thus, required to consolidate the VIEs. At December 31, 2007, there was no notes payable in the VIEs.

Commitment Fees

At December 31, 2007 and 2006, we had deferred commitment fees totaling $1.3 million and $3.0 million, respectively. Amortization of $4.7 million and $4.4 million was recognized as interest expense in 2007 and 2006, respectively. We amortize these fees over the contractual life of the borrowings.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pledged Assets for Borrowings

We pledged certain of our loans and securities for our borrowings, which mainly consist of advances from FHLB and loans and securities sold under agreements to repurchase. The following provides information related to such pledged assets as of the dates indicated (dollars in millions):

	December 31
	2007	2006

Loans pledged for FHLB advances	$11,896	$8,747
Securities pledged for FHLB advances	6,372	3,598
Loans pledged for repurchase agreements	1,347	4,058
Securities pledged for repurchase agreements	—	704
Loans pledged for other	1,256	2,074

Total pledged loans and securities	$20,871	$19,181

As of December 31, 2007, pledged assets exceeded our borrowings. The excess collateral was held by a trustee and pledged to our lenders.

The following details the amounts allocated among the various lenders as of the dates indicated (dollars in millions):

	December 31
	2007	2006

FHLB	$7,079	$1,932
Federal Reserve	1,256	662
Dresdner	867	—
Morgan Stanley	480	126
Merrill Lynch	—	1,001
UBS Warburg	—	513
Greenwich	—	378
Citicorp	—	266
North Lake Capital Funding	—	350
Other	—	21

Total excess	$9,682	$5,249

Debt Covenants

The Company is subject to various debt covenants as a condition of its borrowing facilities. As of December 31, 2007, in addition to the standard covenants of timely repayments of interest and principal, the key debt covenants include maintaining minimum well-capitalized capital ratios (5%, 6%, and 10% for Tier 1 (core) capital, Tier 1 risk-based capital and total risk-based capital, respectively) and minimum net worth of $1 billion for the Company. As of December 31, 2007, we believe we were in compliance with all material financial covenants under our borrowing facilities.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes our sources of financing as of December 31, 2007 (dollars in millions):

	Committed	Outstanding
Financial Institution or Instrument	Financing	Balances	Type of Financing	Maturity Date

North Lake Capital Funding	$4,000	$—	Asset-Backed Commercial Paper	April 2010
Morgan Stanley	—	—	Whole Loan Repurchase Agreement	(1)
Dresdner	750	—	Whole Loan Repurchase Agreement	May 2008

Total	4,750	—
Advances from FHLB	16,732	11,189
HELOC Note Trust (2004-2)	213	213	Note Trust	October 2036

Sub-total financing	21,695	11,402
Deposits	—	17,815
Trust Preferred Debentures	—	441	Trust Preferred Debentures	November 2031 – June 2037

Total Financing	$21,695	$29,658

(1)	This facility was terminated effective December 31, 2007.

NOTE 12 —	PARENT COMPANY FINANCIAL STATEMENTS

The following presents condensed financial statements of the Parent Company, IndyMac Bancorp, as of and for the years indicated (dollars in thousands):

Condensed Balance Sheets

	December 31
	2007	2006

Assets
Cash	$63,952	$153,839
Securities classified as trading	1,224	1,556
Securities classified as available for sale	502	57,037
Loans held for investment, net	283	922
Investment in and advances to subsidiaries	1,711,582	2,304,573
Investment in non-consolidated subsidiaries	17,069	16,960
Other assets	29,375	22,580

Total assets	$1,823,987	$2,557,467

Liabilities and Shareholders’ Equity
Trust preferred debentures	$441,459	$458,218
Loans and securities sold under agreements to repurchase	—	55,034
Other liabilities	15,175	14,821
Shareholders’ equity	1,367,353	2,029,394

Total liabilities and shareholders’ equity	$1,823,987	$2,557,467

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Operations

	Year Ended December 31
	2007	2006	2005

Interest income
Securities available for sale and trading	$1,423	$5,357	$7,836
Loans	120	196	328
Other	6,529	5,074	2,611

Total interest income	8,072	10,627	10,775

Interest expense
Trust preferred debentures	31,927	26,652	17,182
Other	2,210	3,483	4,032

Total interest expense	34,137	30,135	21,214

Net interest expense	(26,065)	(19,508)	(10,439)
Provision for loan losses	—	25	(500)

Net interest expense after provision for loan losses	(26,065)	(19,533)	(9,939)
Non-interest income (loss)
Equity in earnings (loss) of subsidiaries	(570,050)	360,393	304,601
Net gain (loss) on securities	(2,066)	3,591	4,299
Other income, net	2	85	53

Total non-interest income (loss)	(572,114)	364,069	308,953

Net revenues (loss)	(598,179)	344,536	299,014
Non-interest expense	9,859	13,461	17,376

Earnings (loss) before provision (benefit) for income taxes	(608,038)	331,075	281,638
Provision (benefit) for income taxes	(14,379)	(11,100)	(8,867)

Net earnings (loss)	$(593,659)	$342,175	$290,505

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31
	2007	2006	2005

Cash flows from operating activities:
Net (loss) earnings	$(593,659)	$342,175	$290,505
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and net amortization (accretion)	2,545	608	(1,869)
Compensation expenses related to stock options and restricted stock	2,827	3,275	10,067
Loss (gain) on mortgage-backed securities, net	2,066	(3,591)	(4,299)
Provision for loan losses	—	25	(500)
Loss (equity) in earnings of subsidiaries	570,050	(360,393)	(304,601)
Payments from trading securities	253	7,703	19,332
Net (increase) decrease in other assets and liabilities	(2,062)	(9,440)	7,646

Net cash (used in) provided by operating activities	(17,980)	(19,638)	16,281

Cash flows from investing activities:
Net decrease in loans held for investment	634	1,059	1,809
Net purchases of securities available for sale	—	(22,207)	(21,196)
Proceeds from sale of and net payments from available for sale securities	55,629	39,474	41,304
Cash dividends from Indymac Bank	186,244	178,132	146,212
Decrease in investment in and advances to subsidiaries, net of cash payments	607	7,228	5,102
Capital contributions to Indymac Bank and other subsidiaries	(260,000)	(354,127)	(247,265)
Net sale (purchases) of property, plant and equipment	(11)	2,552	(25)

Net cash used in investing activities	(16,897)	(147,889)	(74,059)

Cash flows from financing activities:
Proceeds from issuance of trust preferred debentures	30,000	188,000	90,000
Redemption of trust preferred securities	(48,268)	(47,271)	—
Net decrease in borrowings	(55,545)	(14,461)	(17,118)
Net proceeds from issuance of common stock	145,588	148,470	—
Net proceeds from stock options, warrants, and notes receivable	4,340	110,527	46,590
Cash dividends paid	(129,568)	(129,535)	(98,501)
Purchases of common stock	(1,557)	(2,061)	(582)

Net cash (used in) provided by financing activities	(55,010)	253,669	20,389

Net (decrease) increase in cash and cash equivalents	(89,887)	86,142	(37,389)
Cash and cash equivalents at beginning of year	153,839	67,697	105,086

Cash and cash equivalents at end of year	$63,952	$153,839	$67,697

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Retained Assets

In conjunction with the sale of mortgage loans in private-label securitizations and GSE transactions, the Company generally retains certain assets. The primary assets retained include MSRs, AAA-rated agency and non-agency securities, and to a lesser degree, AAA-rated interest-only and principal-only securities, prepayment penalty and late fee securities, other investment grade securities, non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold).

The key assumptions used in measuring the fair value of retained assets at the time of sale during the year ended December 31, 2007 on a weighted average basis were as follows (dollars in thousands):

				Projected
	Retained	Lifetime	Discount	Loss
	Balance	CPR	Yield	Rate

MSRs	$988,198	22.11%	7.72%	N/A
AAA-rated agency and non-agency securities	2,006,563	22.51%	5.86%	N/A
AAA-rated interest-only securities	6,044	27.01%	17.64%	N/A
AAA-rated principal-only securities	8,158	10.34%	6.84%	N/A
Prepayment penalty and late fee securities	47,555	22.62%	12.64%	N/A
Other Investment grade mortgage-backed securities	519,613	24.68%	7.11%	N/A
Non-investment grade mortgage-backed securities	128,896	20.13%	15.68%	2.00%
Non-investment grade residual securities	40,179	31.31%	22.17%	4.93%

Total	$3,745,206

The following shows the hypothetical effect on the fair value of our retained assets using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at December 31, 2007 (dollars in thousands):

						Other	Non-
						Investment	Investment
		AAA-rated		AAA-Rated	Prepayment	Grade	Grade
	Mortgage	Agency and	AAA-Rated	Principal-	Penalty	Mortgage-	Mortgage-
	Servicing	Non-Agency	Interest-Only	Only	and Late Fee	Backed	Backed	Residual
	Rights	Securities	Securities	Securities	Securities	Securities	Securities	Securities	Total

Balance sheet carrying value of retained interests	$2,495,407	$6,098,973	$59,844	$88,024	$82,027	$727,489	$155,748	$116,414	$9,823,926

Prepayment speed assumption	19.60%	22.40%	24.50%	17.48%	22.14%	21.70%	25.10%	23.30%	N/A
Impact on fair value of 10% adverse change of prepayment speed	$152,956	$(74,269)	$5,740	$(2,672)	$(2,924)	$(1,477)	$1,802	$12,573	$91,729
Impact on fair value of 20% adverse change of prepayment speed	$288,464	$(9,430)	$10,679	$(5,048)	$(6,180)	$(2,804)	$2,733	$23,134	$301,548
Discount rate assumption	9.70%	6.30%	12.30%	8.45%	15.27%	11.20%	31.20%	22.20%	N/A
Impact on fair value of 100 basis point adverse change	$90,712	$145,912	$3,089	$2,843	$1,376	$35,390	$5,661	$4,637	$289,620
Impact on fair value of 200 basis point adverse change	$174,540	$286,511	$6,099	$5,488	$2,664	$59,189	$10,966	$8,865	$554,322
Net credit loss assumption	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	8.60%	N/A
Impact on fair value of 10% adverse change in credit losses	N/A	N/A	N/A	N/A	N/A	N/A	$13,810	$20,782	$34,592
Impact on fair value of 20% adverse change in credit losses	N/A	N/A	N/A	N/A	N/A	N/A	$22,712	$36,490	$59,202

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adverse change of prepayment speed is assumed as an increase in prepayment speed as MSRs represent our second largest retained assets at December 31, 2007 and most sensitive to changes in prepayment speeds. The negative amounts in the table indicate increases in value resulting from changes in prepayment speed, which partially offset the declines in value of other retained assets.

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

Credit Risk on Securitizations

With regard to the issuance of private-label securitizations, we generally retain limited credit exposure in that we retain certain non-investment grade securities and residual securities. These securities are subordinate to investors’ investment-grade securities. We do not have credit exposure associated with non-performing loans in securitizations beyond our investment in retained interests in non-investment grade securities and residual securities. The value of our retained interests include credit loss assumptions on the underlying collateral pool to estimate this risk.

The following summarizes the collateral balance associated with our servicing portfolio of sold loans, and the balance of non-investment grade securities and residual securities retained at December 31, 2007 (dollars in thousands):

		Balance of Retained Assets
		with Credit Exposure
	Total Loans	Non-Investment	Residual
	Serviced	Grade Securities	Securities

Prime
Indymac securitizations	$76,319,778	$112,703	$84,422
GSEs	70,119,928	—	—
Whole loan sales	29,676,055	—	—
Subprime
Indymac securitizations	4,881,209	43,044	31,993
GSEs	452,466	—	—
Whole loan sales	186,543	—	—
Manufactured housing securitization	87,654	—	—

Total	$181,723,633	$155,747	$116,415

As part of the normal course of business involving loans sold to the secondary market, we can be required to repurchase loans or make certain payments to settle breaches of our standard representations and warranties made as part of the loan sales or securitizations. In anticipation of future expected losses related to these loans, we have established secondary market reserves and have recorded provisions of $232.5 million, $37.3 million, and $19.6 million to this reserve as reductions to our gain on sale of loans during 2007, 2006, and 2005, respectively. The balance in this reserve was $179.8 million and $33.9 million at December 31, 2007 and 2006, respectively, which is included on the consolidated balance sheets as a component of “Other liabilities”. The calculation of the reserve is a function of estimated losses based on expected and actual pending claims and repurchase requests, historical experience, loan volume and loan sale distribution channels, and even small changes in assumptions could result in a significantly higher or lower estimate.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Qualifying Special-Purpose Entities

All loans sold in our private-label securitizations are issued through securitization trusts, which are “qualifying special-purpose entities” (“QSPEs”) under SFAS 140. The following presents cash flows received from and paid to securitization trusts for the years indicated (dollars in thousands):

	Year Ended December 31
	2007	2006	2005

Proceeds from new securitizations	$21,382,056	$29,557,068	$31,018,699
Servicing fees received	103,554	89,993	63,720
Other cash flows received on retained interests	491,575	340,843	240,703
Clean-up calls	—	(31,483)	(141,487)
Loan repurchases for representations and warranties	(36,562)	(19,632)	(8,400)

As part of our normal servicing operations, the Company advanced cash to investors totaling $1.2 billion and $195.3 million during the years ended December 31, 2007 and 2006, respectively, and received cash reimbursements from investors totaling $1.1 billion and $171.1 million, respectively.

From time to time, Indymac creates net interest margin (“NIM”) trusts for the securitization of residual securities and securities associated with prepayment charges on the underlying mortgage loans from prior or recently completed securitization transactions. NIM trusts issue notes to outside investors secured by the residual securities and securities associated with prepayment charges on the underlying mortgage loans we contribute to the trusts. The cash proceeds from the sale of the NIM notes to investors are paid to us as payment for the securities. The NIM notes are obligations of the NIM trusts and are collateralized only by the residual securities and securities associated with prepayment charges on the underlying mortgage loans. We are not obligated to make any payments on the notes. These entities represent QSPEs and meet the legal isolation criteria of SFAS 140. Therefore, these entities are not consolidated for financial reporting purposes in accordance with SFAS 140. At inception, the outside investors have the majority interest in the fair value of the residual securities and securities associated with prepayment charges on the underlying mortgage loans. We receive cash flows from our retained interests in the NIM trusts once the notes issued to the investors are fully paid off. We created one NIM trust during 2007 and three NIM trusts during 2006. At December 31, 2007 and 2006, our retained interests in these NIM trusts were valued at $1.3 million and $89.1 million, respectively. Our retained interests in the NIM trusts are included as a component of “Securities classified as trading” in the consolidated balance sheets.

NOTE 14 —	DERIVATIVE INSTRUMENTS

We follow the provisions of SFAS 133, as amended, for our derivative instruments and hedging activities, which require us to recognize all derivative instruments on the consolidated balance sheets at fair value. FNMA and FHLMC forward contracts, forward rate agreements, interest rate swap agreements, interest rate swaption agreements, interest rate floor agreements, interest rate cap agreements, Eurodollar futures, and rate lock commitments were identified as derivative financial instruments and recorded at fair value as of December 31, 2007 and 2006.

Generally speaking, if interest rates increase, the value of our rate lock commitments and funded loans decrease and loan sale margins are adversely impacted. We economically hedge the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of GSEs and by using futures and options. Under SFAS 133, certain of these positions qualify as a fair value hedge of a portion of the funded loan portfolio and result in adjustments to the carrying value of designated loans through gain on sale based on value changes attributable to the hedged risk. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset loan commitment mark-to-market gains and losses recognized as a component of gain on sale. The loan commitments are initially valued at zero, and the Company records only the change in the fair value of the loan commitments. The initial value inherent

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the loan commitments at origination is recorded as a component of gain on sale of loans when the underlying loan is sold. At December 31, 2007 and 2006, the fair value of these commitments amounted to $7.7 million and $(9.8) million, respectively.

We use interest rate swaps, interest rate swaption agreements and interest rate caps to reduce our exposure to interest rate risk inherent in a portion of the current and anticipated borrowings and advances. An interest rate swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. An interest rate swaption agreement is an option to enter into an interest rate swap agreement in the future. An interest rate cap is a derivative that protects the holder from rates rising above the agreed strike price. The holder receives money at the end of each period in which the interest rate exceeds the agreed strike price. Under SFAS 133, the interest rate swaps, interest rate swaption agreements and caps used to hedge our anticipated borrowings and advances qualify as cash flow hedges. As of December 31, 2007, our interest rate swaps and caps carried deferred losses of $16.8 million, while our interest rate swaption agreements carried deferred losses of $18.9 million. The net deferred loss of $21.7 million (net of tax) was recorded as a component of AOCI. Future effective changes in fair value on these interest rate swap, interest rate swaption agreements and interest rate caps will be adjusted through AOCI as long as the cash flow hedge requirements continue to be met. AOCI contains approximately $4.7 million (net of tax) in deferred cash flow hedge gains and $6.4 million (net of tax) in deferred cash flow hedge losses that the Company expects to be realized into income over the next 12 months, based on the respective December 31, 2007 valuations. At December 31, 2006, our interest rate swaps, interest rate swaptions and caps carried a net deferred valuation loss of $6.8 million (net of tax), which was recorded as a component of AOCI.

We use instruments including Eurodollar futures, forward rate agreements, interest rate caps, interest rate swaps and interest rate swaptions to economically hedge our MSR asset, thereby mitigating valuation declines that result from changes and volatility in the interest rate environment. Gains and losses on these derivative financial instruments are classified as a component of “Service fee income” for mortgage servicing rights, and as a component of “Gain (loss) on mortgage-backed securities”, for our AAA-rated and agency interest-only, principal-only securities, and residual securities.

Indymac recognizes ineffective changes in hedge values resulting from designated SFAS 133 hedges discussed above in the same income statement captions as effective changes when such ineffectiveness occurs. Indymac recognized gains (losses) totaling $6.2 million, $(3.0) million, and $(1.2) million of ineffectiveness in earnings for the years ended December 31, 2007, 2006, and 2005, respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents derivative financial instruments as of the dates indicated (dollars in thousands):

	Notional		Expiration
	Amounts	Fair Value	Dates

December 31, 2007
Loans held for sale/loans held for investment hedges:
Rate lock commitments	$4,840,998	$7,713	2008
Forward agency and loan sales	3,737,149	(21,908)	2008
Eurodollar futures contracts	14,856,000	(24,950)	2012
Mortgage servicing and other servicing-related assets hedges:
Interest rate caps (LIBOR/Swaps)	146,474	1,737	2008-2012
Forward agency and loan sales	12,152,000	73,880	2008
Forward rate agreements	2,000,000	(2,780)	2008
Eurodollar futures contracts	20,150,000	(8,096)	2008-2010
Swap spreadlocks	500,000	(2,590)	2008
Interest rate swaps (LIBOR)	28,212,310	(28,408)	2008-2037
Interest rate swaptions (LIBOR)	13,745,000	472,281	2008-2018
Other MBS hedges:
Forward agency and loan sales	(80,000)	(681)	2008
Interest rate swaps (LIBOR)	1,340,000	(22,238)	2009-2018
Interest rate swaptions (LIBOR)	790,000	12,821	2008-2009
Eurodollar futures contracts	4,200,000	(5,660)	2008-2012
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	300,000	(18,646)	2014-2017
Interest rate swaptions (LIBOR)	295,000	520	2008-2009

	$107,184,931	$432,995

December 31, 2006
Loans held for sale hedges:
Rate lock commitments	$8,181,111	$(9,751)	2007
Forward agency and loan sales	5,076,325	4,562	2007
Eurodollar futures contracts	25,524,000	7,813	2007-2011
Mortgage servicing and other servicing-related assets hedges:
Interest rate caps (LIBOR/Swaps)	454,218	2,918	2007-2011
Forward agency and loan sales	1,115,000	(4,938)	2007
Forward rate agreements	26,000,000	8,355	2007
Eurodollar futures contracts	16,455,000	2,460	2007-2010
Interest rate swaps (LIBOR)	16,105,316	17,453	2007-2036
Interest rate swaptions (LIBOR)	4,780,000	165,212	2007-2011
Borrowings and advances hedges:
Interest rate caps (LIBOR/Swaps)	40,822	218	2007
Interest rate swaps (LIBOR)	1,943,476	21,054	2007-2016
Interest rate swaptions (LIBOR)	745,000	3,623	2007-2009

	$106,420,268	$218,979

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 15 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates were determined for existing balance sheet and off-balance sheet financial instruments, including derivative instruments, without attempting to estimate the value of certain assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial instruments under FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” include MSRs, foreclosed assets, fixed assets, goodwill and intangible assets.

The estimated fair value amounts of our financial instruments have been determined using available market information and valuation methods we believe are appropriate under the circumstances. These estimates are inherently subjective in nature and involve matters of significant uncertainty and judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

The following presents the estimated fair values of financial instruments as of the dates indicated (dollars in thousands):

	December 31, 2007		December 31, 2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$561,832	$561,832	$541,725	$541,725
Securities classified as trading	1,222,543	1,222,543	542,731	542,731
Securities classified as available for sale	6,105,976	6,105,976	4,900,514	4,900,514
Loans held for sale	3,776,904	3,814,008	9,467,843	9,565,821
Loans held for investment	16,055,911	15,647,700	10,114,823	10,184,055
Investment in FHLB stock	676,077	676,077	762,054	762,054
Financial Liabilities:
Deposits	17,815,243	17,823,350	10,898,006	10,673,718
Advances from the FHLB	11,188,800	11,355,215	10,412,800	10,409,767
Other borrowings	652,778	461,336	4,637,000	4,679,943
Derivative Financial Instruments:
Commitments to purchase and originate loans	7,713	7,713	(9,751)	(9,751)
Commitments to sell loans and securities	51,291	51,291	(376)	(376)
Forward rate agreements	(2,780)	(2,780)	8,355	8,355
Interest rate swaps	(69,292)	(69,292)	38,507	38,507
Interest rate swaptions	485,622	485,622	168,835	168,835
Interest rate caps, floors, flooridors and futures	(36,969)	(36,969)	13,409	13,409
Swap spreadlocks	(2,590)	(2,590)	—	—

Total derivative financial instruments	$432,995	$432,995	$218,979	$218,979

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following describes the methods and assumptions we use in estimating fair values:

Cash and Cash Equivalents.  Carrying amount represents fair value.

Securities Classified as Trading and Available for Sale.  Carrying amount represents fair value. Fair value is estimated using quoted market prices or by discounting future cash flows using assumptions for prepayment rates, market yield requirements and credit losses.

Loans Held for Sale and Held for Investment.  The fair value of loans held for sale and held for investment is estimated by considering: 1) quoted market prices for TBA securities (for agency-eligible loans); 2) recent transaction settlements or traded but unsettled transactions for similar assets; 3) recent third party market transactions for similar assets; and 4) modeled valuations using assumptions the Company believes a reasonable market participant would use in valuing similar assets (assumptions may include loss rates, prepayment rates, interest rates, volatilities, mortgage spreads). Certain portfolio valuation within the loans held for investment line, namely builder and consumer construction, are solely based on present value models as no markets or transaction exists for comparison.

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

Other Borrowings.  Fair values are determined by estimating future cash flows and discounting those using interest rates currently available to us on similar borrowings.

Commitments to Purchase and Originate Loans.  Fair value is estimated based upon the difference between the current value of similar loans and the price at which we have committed to purchase or originate the loans, subject to the anticipated loan funding probability, or fallout factor. The fair value represents the amount of change in value since the inception of the commitments and does not include initial value inherent at origination.

Commitments to Sell Loans and Securities.  We utilize forward commitments to hedge interest rate risk associated with loans held for sale and commitments to purchase loans. Fair value of these commitments is determined based on the difference between the settlement values of the commitments and the quoted market values of the securities.

Forward Rate Agreements, Interest Rate Swaps, Interest Rate Swaptions, Caps, Floors, Flooridors, Futures, and Put Options.  Valuing forward rate agreements involves forecasting forward mortgage and swap yields using current interest rates and comparing the value of each instrument versus market pricing indications. Fair value for the caps, floors, flooridors, and put options is estimated based upon specific characteristics of the option being valued, such as the underlying index, strike rate, and time to expiration, along with quoted market levels of implied volatility for similar instruments. Interest rate and Eurodollar futures are traded on the Chicago Board of Trade and market pricing is readily available and continuously quoted on systems such as Bloomberg. Fair value for interest rate swap and interest rate swaption agreements is estimated using discounted cash flow analyses based on expectations of rates over the life of the interest rate swap or interest rate swaption as implied by the forward swap curve.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Further, we have identified: 1) intermediate term fixed rate or ARM loans that are subject to future payment increases; 2) pay option ARM loans that permit negative amortization; and 3) loans with combined loan-to-value ratios above 80%, underlying our assets whose contractual terms may give rise to a concentration of credit risk and increase our exposures to risk of nonpayment or realization.

The following details the unpaid principal balance of these loans at December 31, 2007 and the related asset carrying value (dollars in thousands):

					Non-Investment Grade		Non-Investment Grade
	SFR Mortgage Loans HFI		Mortgage Servicing Rights		Securities		Residuals
	UPB of	% of	UPB of	% of	UPB of	% of	UPB of	% of
	Collateral	Collateral	Collateral	Collateral	Collateral	Collateral	Collateral	Collateral

Hybrid, Option ARM, and All Other ARM Loans:
Hybrid 2/1	$398,443	3.42%	$—	—	$—	—	$—	—
Hybrid 3/1	341,927	2.93%	3,573,134	2.18%	734,523	3.75%	323,314	3.23%
Hybrid 5/1	3,626,862	31.08%	38,902,096	23.68%	5,715,243	29.20%	274,831	2.75%
Hybrid 7/1	852,157	7.30%	7,483,083	4.56%	1,502,742	7.68%	1,684	0.02%
Hybrid 10/1	782,364	6.71%	10,987,108	6.69%	2,458,722	12.56%	1,493	0.01%
Option ARMs	2,973,888	25.49%	27,170,661	16.54%	—	—	—	—
All Other ARMs	332,406	2.85%	4,963,320	3.02%	2,114,097	10.80%	2,838,346	28.35%

Total	$9,308,047	79.78%	$93,079,402	56.67%	$12,525,327	63.99%	$3,439,668	34.36%

Loans with Original Combined Loan-to-Value (“CLTV”) Ratios Above 80%:
>80% — =90%	$1,702,777	14.60%	$27,831,347	16.95%	$2,298,651	11.74%	$2,714,404	27.12%
>90% — =100%	1,669,367	14.31%	38,536,888	23.46%	915,778	4.68%	2,561,318	25.58%
>100%.	9,752	0.08%	29,921	0.02%	4,282	0.02%	5,663	0.06%

Total	$3,381,896	28.99%	$66,398,156	40.43%	$3,218,711	16.44%	$5,281,385	52.76%

All Underlying Single Family Residential Mortgage Loans and HELOCs:
Collateral	$11,667,013		$164,236,946		$19,573,334		$10,010,457

Assets	$11,411,464		$2,343,165		$155,748		$116,414

Our mortgage servicing rights related to reverse mortgages of $152.2 million with underlying collateral of $17.5 billion at December 31, 2007, were not included in the table above as these loans do not represent significant risk of nonpayment.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	NON-INTEREST EXPENSE

The following presents a summary of non-interest expense for the years indicated (dollars in thousands):

	Year Ended December 31
	2007	2006	2005

Salaries and related	$770,429	$689,742	$552,550
Premises and equipment	107,112	79,102	55,424
Data processing	83,490	64,826	45,341
Office and related	64,471	68,730	50,891
Loan purchase and servicing costs	58,093	55,055	42,739
Operations and sale of foreclosed assets	46,198	3,958	2,364
Professional services	44,066	35,838	29,237
Advertising and promotion	34,181	44,369	44,959
Litigation settlement	—	—	9,000
Other	24,857	13,586	10,391
Deferral of expenses under SFAS 91	(259,206)	(266,246)	(224,399)

Total operating expenses	973,691	788,960	618,497
Amortization of other intangible assets	1,720	1,123	591

Total non-interest expense	$975,411	$790,083	$619,088

NOTE 17 —	INCOME TAXES

The following presents the income tax provision (benefit) composition for the years indicated (dollars in thousands):

	Year Ended December 31
	2007	2006	2005

Current tax (benefit) expense
Federal	$—	$(35,016)	$18,654
State	—	2,468	6,966

Total current tax (benefit) expense	—	(32,548)	25,620

Deferred tax (benefit) expense
Federal	(318,823)	219,174	139,312
State	(61,237)	25,941	27,057

Net deferred tax (benefit) expense	(380,060)	245,115	166,369

Total income tax (benefit) expense	$(380,060)	$212,567	$191,989

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of the dates indicated (dollars in thousands):

	December 31
	2007	2006

Deferred tax assets
Net operating losses and credits	$547,456	$12,988
Allowance for loan losses	151,697	25,399
Mortgage-backed securities	52,442	—
Compensation	46,041	22,927
State taxes	41,078	33,403
Interest receivable	18,759	2,815
Other, net	—	61

Total deferred tax assets	857,473	97,593

Deferred tax liabilities
Mortgage servicing rights	(948,751)	(676,486)
Mortgage-backed securities	—	(1,778)
FHLB stock	(38,641)	(27,601)
Other	(4,977)	—

Total deferred tax liabilities	(992,369)	(705,865)

Deferred tax liability, net	$(134,896)	$(608,272)

As of December 31, 2007, the Company had a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $1.3 billion which expires in 2028. The NOL carryforward for state income tax purposes of approximately $1.4 billion has various expirations ranging from five to twenty years through the year 2028.

The effective income tax rate differed from the federal statutory rate for the years indicated as follows:

	Year Ended December 31
	2007	2006

Federal statutory rate	35.0%	35.0%
State income taxes, net of federal tax effect	4.1%	3.3%

Effective income tax rate	39.1%	38.3%

The effective income tax rate on earnings was 39.1% and 38.3% for the years ended December 31, 2007 and 2006, respectively. The increase was due primarily to the fact that 2006 included the cumulative effect of a reduction in the state income tax rate on the net deferred tax liability.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share calculation for the years indicated (dollars in thousands, except per share data):

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year Ended December 31, 2007
Basic loss	$(614,808)	74,261	$(8.28)
Effect of stock options, restricted stock and warrants(1)	—	—	—

Diluted loss(1)	$(614,808)	74,261	$(8.28)

Year Ended December 31, 2006
Basic earnings	$342,929	67,701	$5.07
Effect of stock options, restricted stock and warrants	—	3,417	(0.25)

Diluted earnings	$342,929	71,118	$4.82

Year Ended December 31, 2005
Basic earnings	$293,128	62,760	$4.67
Effect of stock options, restricted stock and warrants	—	3,355	(0.24)

Diluted earnings	$293,128	66,115	$4.43

(1)	Due to the net loss for the year ended December 31, 2007, no potentially dilutive shares are included in the diluted loss per share calculation as including such shares in the calculation would be anti-dilutive.

In November 2001, we issued 3,500,000 warrants, each convertible into 1.5972 shares of IndyMac Bancorp’s common stock, as part of the WIRES offering (described more in detail in “Note 11 — Other Borrowings”). At December 31, 2007, there were 895,636 warrants remained outstanding at an average exercise price of $31.78 per share. For December 31, 2006 and 2005, there were 935,636 and 3,413,100 warrants remained outstanding at an average exercise price of $31.68 per share and $31.59 per share, respectively. Outstanding warrants were included in our 2006 and 2005 dilutive earnings per share calculation.

Stock options to purchase 4,457,262 shares of common stock at a weighted average exercise price of $30.20 were outstanding at December 31, 2007. For December 31, 2006 and 2005, there were outstanding options to purchase 56,100 and 47,000 shares of common stock at weighted average exercise price of $44.86 and $44.09, respectively. These stock options were not included in the computation of diluted earnings per share because the stock options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 —	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following presents the balance in accumulated other comprehensive income (loss) for each component for the years indicated (dollars in thousands):

	Year Ended December 31
	2007	2006	2005

Net unrealized loss on mortgage-backed securities available for sale:
AAA-rated agency securities	$(566)	$(387)	$(141)
AAA-rated non-agency securities	(58,885)	(18,595)	(26,219)
Other investment and non-investment grade securities	(56,777)	523	1,354
Residual securities	—	—	626

Net unrealized loss on mortgage-backed securities available for sale	(116,228)	(18,459)	(24,380)
Net unrealized (loss) gain on derivatives used in cash flow hedges	(21,734)	(6,812)	9,223
Change in pension liability	(1,259)	(6,168)	—

Total	$(139,221)	$(31,439)	$(15,157)

The following presents the changes to accumulated other comprehensive loss and the related tax effect for each component (dollars in thousands):

	Year Ended December 31
	2007	2006	2005

Net unrealized (loss) gain on mortgage-backed securities available for sale	$(160,540)	$9,987	$(27,658)
Related tax benefit (expense)	62,771	(4,066)	10,925
Net (loss) gain on derivatives used in cash flow hedges	(24,503)	(26,430)	36,165
Related tax benefit (expense)	9,581	10,395	(14,285)
Change in pension liability	8,061	(10,128)	—
Related tax (expense) benefit	(3,152)	3,960	—

Change to accumulated other comprehensive income (loss)	$(107,782)	$(16,282)	$5,147

NOTE 20 —	COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of legal actions. Certain of such actions involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s sales, loan origination and collection efforts, and other federal and state banking laws. Certain of such actions include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. The Company reviews these actions on an on-going basis and follows the provisions of FASB Statement No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the evidence discovered and in its possession, the strength of probable witness testimony, the viability of its defenses and the likelihood of prevailing at trial or resolving the matter through alternative dispute resolution. Due to the difficulty of predicting the outcome of such actions, the Company can give no assurance that it will prevail on all claims made against it; however, management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the likely final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries’ financial position, but may have a material impact on the results of operations of particular periods.

Commitments

We enter into a number of commitments in the normal course of business. These commitments expose us to varying degrees of credit and market risk and are subject to the same credit and risk limitation reviews as those recorded on the consolidated balance sheets.

The following types of non-derivative commitments were outstanding as of the dates indicated (dollars in thousands):

	December 31,
	2007	2006

Undisbursed loan commitments:
Reverse mortgages	$349,208	$426,977
Builder construction	465,688	858,525
Consumer construction	1,148,188	1,317,346
HELOC	1,573,522	1,582,748
Revolving warehouse lending	379,037	465,222
Letters of credit	4,308	14,042

Our Homebuilder Division issues standby letters of credit to municipalities to guarantee the performance of improvements related to tract construction projects. The risk of loss on the standby letters of credit is mitigated as the funds to complete the improvements are included in the construction loan balance and supported by the underlying collateral value. We have not incurred any loss on these standby letters of credit since the inception of this practice.

Leases

We lease office facilities and equipment under lease agreements extending through 2016. Future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, are as follows for the years indicated (dollars in thousands):

Year Ended December 31

2008	$51,536
2009	46,494
2010	38,558
2011	33,288
2012	23,967
Thereafter	71,594

Total	$265,437

Sublease rental income totaling $2.3 million reduced the above rental commitments. Rental expense, net of sublease income, for all operating leases was $52.6 million, $33.5 million, and $22.0 million, in 2007, 2006, and 2005, respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21 —	RELATED PARTY LOANS

At December 31, 2007 and 2006, we had $1.6 million and $1.7 million, respectively, in notes receivable from employees. There were no such loans outstanding with directors. These loans have varying interest rates and terms and were mostly secured by Indymac stock or real estate.

NOTE 22 —	REGULATORY REQUIREMENTS

The banking industry, in general, is heavily regulated. As a savings and loan holding company, we are subject to regulation by the Office of Thrift Supervision (“OTS”), and Indymac Bank is subject to regulation by the OTS and the Federal Deposit Insurance Corporation (“FDIC”). The economic and political environment influence regulatory policies, and as such, any or all of our business activities are subject to change if and when our primary regulators change the policies and regulations. We are also subject to inspection and examination by the OTS and the FDIC.

Federal Reserve Board regulations require depository institutions to maintain certain deposit reserve balances. Indymac Bank is a depository institution required to maintain deposit reserves under the Federal Reserve Board regulations. At December 31, 2007, Indymac Bank’s deposit reserve balance of $4.7 million, included in “Cash and cash equivalents” on the consolidated balance sheets, met the required level.

Indymac Bank’s primary federal regulatory agency, the Office of Thrift Supervision (“OTS”), requires savings associations to satisfy three minimum capital ratio requirements: tangible capital, Tier 1 (core) capital and risk-based capital. To meet general minimum adequately capitalized requirements, a savings association must maintain (1) a tangible capital ratio of 1.5% of tangible assets; (2) a Tier 1 (core) capital ratio of 3% of adjusted total assets for strong rated associations that are not anticipating or experiencing significant growth and have well-diversified risks, including no undue interest rate exposure, excellent asset quality, high liquidity, and good earnings, and 4% for others; and (3) a total risk-based capital ratio of 8% of risk-weighted assets. Most associations are expected to maintain capital levels in excess of the above-mentioned capital levels. The OTS regulations also specify minimum requirements to be considered a “well-capitalized institution.” A “well-capitalized” savings association must have a total risk-based capital ratio of at least 10% of risk-weighted assets, a Tier 1 risk-based capital ratio of at least 6% of risk-weighted assets, and a Tier 1 (core) capital ratio of at least 5% of adjusted total assets. In order not to be deemed “critically undercapitalized” and therefore subject to immediate remedial action, a savings association must exceed a tangible equity to tangible assets ratio of 2%. As of December 31, 2007, Indymac Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.

The Company’s business is primarily focused on single-family lending and the related production and sale of loans. As such, the accumulation of MSRs is a large component of our strategy. As of December 31, 2007, the capitalized value of MSRs was $2.5 billion. OTS regulations generally impose higher capital requirements on MSRs that exceed total Tier 1 capital. These higher capital requirements could result in lowered returns on our retained assets and could limit our ability to retain servicing assets. While management believes compliance with the capital limits on MSRs will not materially impact future results, no assurance can be given that our plans and strategies will be successful.

In the second quarter of 2007, the Bank received $491 million in net proceeds from the issuance of 20 million shares of Perpetual Non-Cumulative Fixed Rate Preferred Stock with a liquidation preference of $25 per value (the “Series A Preferred Stock”). Dividends, when declared by Indymac Bank’s Board of Directors, are payable quarterly at a rate of 8.5%. At the option of Indymac Bank, the Series A Preferred Stock may be redeemed on or after June 15, 2017 at $25 per share plus any declared and unpaid dividends. The Series A Preferred Stock qualifies as Tier 1 (core) capital of the Bank under the OTS’s applicable regulatory capital regulations.

In December 2006, the federal bank and thrift regulatory agencies issued an interim decision that any amounts reported in AOCI resulting from the adoption of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132(R)

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“SFAS 158”). SFAS 158 should be excluded from regulatory capital until the regulatory agencies determine otherwise. As a result, $4.9 million in AOCI was excluded from our regulatory capital at December 31, 2006.

The following presents Indymac Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” as of the dates indicated (dollars in thousands):

	Capital Ratios
	Tangible	Tier 1 (Core)	Tier 1 Risk-Based	Total Risk-Based

December 31, 2007
As reported on Thrift Financial Report	6.24%	6.24%	9.56%	10.81%
Well-capitalized minimum requirement	2.00%	5.00%	6.00%	10.00%
Excess over well-capitalized minimum requirement	$1,367,732	$399,280	$689,633	$157,907
December 31, 2006
As reported on Thrift Financial Report	7.39%	7.39%	11.40%	11.77%
Well-capitalized minimum requirement	2.00%	5.00%	6.00%	10.00%
Excess over well-capitalized minimum requirement	$1,533,111	$679,311	$877,511	$288,242

IndyMac Bancorp, the holding company for Indymac Bank, is substantially dependent upon dividends from the Bank for cash used to pay dividends on common stock and other cash outflows. We are required to seek approval from the OTS in order to pay dividends from the Bank to the holding company. There is no assurance the Bank will be able to pay such dividends in the future or that the OTS will continue to grant approvals. While the holding company maintains cash and an unsecured line of credit to manage its liquidity, a disruption in dividends from the Bank could cause the holding company to reduce or eliminate the dividends paid on common stock.

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

In addition to applicable OTS regulatory requirements, Indymac Bank is required to maintain compliance with various servicing covenants such as a minimum net worth requirement. Management believes Indymac Bank was in compliance with all material financial covenants as of December 31, 2007 and 2006.

NOTE 23 —	BENEFIT PLANS

Stock Incentive Plans

The Company has two stock incentive plans, the 2002 Incentive Plan, as amended and restated, and the 2000 Stock Incentive Plan, as amended (collectively, the “Plans”), which provide for the granting of non-qualified and incentive stock options, restricted and performance stock awards, and other awards to employees (including officers) and directors. On April 25, 2006, the 2002 Incentive Plan, as amended and restated, was approved by

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders to increase the total number of shares of common stock reserved and available for issuance from 6,000,000 to 11,200,000. Each share issued pursuant to a full value award (such as restricted stock) will reduce the number of shares of common stock available for future grant by 3.5 shares. The term of stock options granted under the 2002 Incentive Plan (the “Plan”) was reduced from ten years to seven years, and the Company is no longer able to grant stock appreciation rights, bonus stock, stock units, performance shares or performance units under the Plan.

Stock options granted under the Plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant, and generally vest based on one, three or five years of continuous service. Grants issued after April 25, 2006 will expire in seven years from the grant date, while grants issued prior to April 25, 2006 continue to have a ten-year term. Certain stock option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plans). The fair value of each stock option award is estimated on the date of grant using an enhanced binomial lattice model.

Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-retrospective-transition method. Under this method, compensation cost recognized for 2006 includes compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, and all stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statements 123 and 123(R), respectively.

The fair value of each stock option award is estimated on the date of grant. For grants issued on and after January 1, 2006, the fair value is determined using an enhanced binomial lattice model. For stock options granted prior to January 1, 2006, the fair value of these awards was based on the fair value calculated for purposes of the SFAS 123 pro-forma disclosures which used the Black Scholes option pricing model.

The following presents the assumptions used in the valuations for stock options granted during the years indicated:

	December 31,
	2007	2006	2005

Expected volatility	26.68-30.20%	28.11-28.44%	25.96%-29.42%
Expected dividends	5.08-6.76%	4.00-4.60%	3.52-4.65%
Weighted average expected term (in years)	5.20-5.50	6.89-7.34	5.00
Risk-free rate	4.58-4.82%	4.54-4.73%	4.16-4.64%

Expected volatilities are based on the historical volatility of the Company’s common stock and other factors. For the Black Scholes valuation model, the expected term of the stock options is estimated based on historical option exercise activity. For the enhanced binomial valuation model, the Company uses historical data to estimate assumptions for expected stock option exercise and expected employee termination rates. The expected term of stock options granted is derived from the output of the binomial model and represents the period of time that stock options granted are expected to be outstanding. The range given above results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the impact of stock option compensation cost to the statements of operations for the years indicated (dollars in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005

Stock option compensation cost, before tax	$7,943	$9,630	$12,109
Stock option compensation cost, after tax	5,230	5,951	7,098
Effect on basic earnings per share	0.07	0.09	0.11
Effect on diluted earnings per share	0.07	0.08	0.11

The following presents stock option activity under the Plans for the year ended December 31, 2007 (dollars in thousands, except share data):

			Weighted
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Stock Options:	Shares	Price	Term	Fair Value

Outstanding at December 31, 2006	7,703,205	$26.31	—	—
Granted	1,088,913	29.61	—	—
Exercised	(143,542)	24.60	—	—
Canceled, forfeited and expired	(125,288)	35.58	—	—

Outstanding at December 31, 2007	8,523,288	26.62	4.90	$7.31

Exercisable at December 31, 2007	6,766,319	25.01	4.39	7.49

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 were $5.43, $9.13 and $7.68, respectively. For the years ended December 31, 2007, 2006 and 2005, the total fair value of options exercised was $1.0 million, $5.7 million and $10.9 million, respectively.

The following presents nonvested shares activity for the year ended December 31, 2007:

		Weighted-Average
		Grant-Date
		Fair Value
Nonvested Stock Options:	Shares	per Share

Outstanding at December 31, 2006	1,668,512	$8.27
Granted	1,088,913	5.43
Vested	(946,981)	8.02
Canceled, forfeited and expired	(53,475)	7.92

Outstanding at December 31, 2007	1,756,969	6.63

As of December 31, 2007, there was $6.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options under the Plans. That cost is expected to be recognized in less than three years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005, were $7.6 million, $12.8 million and $14.3 million, respectively.

Cash received from stock options exercised under the Plans for the years ended December 31, 2007, 2006 and 2005 was $3.5 million, $20.1 million and $31.5 million, respectively. The actual tax benefit for the tax deductions from stock option exercises totaled $0.7 million, $6.6 million and $15.7 million, for the years ended December 31, 2007, 2006 and 2005, respectively. To the extent the tax deductions exceed the amount previously expensed for

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial accounting purposes, the related tax benefit on the excess is credited to equity, but only if that benefit can be realized currently.

The Company recorded compensation cost of $9.0 million, $10.1 million and $5.6 million related to the restricted stock granted under the Plans for the years ended December 31, 2007, 2006 and 2005, respectively.

The following presents restricted stock activity under the Plans for the year ended December 31, 2007:

		Weighted-Average
		Grant-Date
		Fair Value
Restricted Stock:	Shares	per Share

Outstanding at December 31, 2006	889,117	$39.14
Granted	648,228	27.91
Vested	(163,851)	37.22
Canceled and forfeited	(373,054)	36.58

Outstanding at December 31, 2007	1,000,440	33.13

Pension Plan and Other Postretirement Benefit Plan

Through December 31, 2002, Indymac Bank provided a defined benefit pension plan (the “DBP Plan”) to substantially all of its employees. Employees hired prior to January 1, 2003, with one or more years of service, are entitled to annual pension benefits beginning at normal retirement age (65 years of age) equal to a formula approximating 0.9% of final average compensation multiplied by credited service (not in excess of 35 years), subject to a vesting requirement of five years of service. Our policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the DBP Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of employee. Employee Retirement Income Security Act of 1974 (“ERISA”). Employees hired after December 31, 2002 are not eligible for the DBP Plan.

In April 2007, the Board of Directors, at management’s recommendation, approved a resolution to freeze the DBP Plan effective May 31, 2007. Participants would no longer accrue additional benefits starting with the 2007 Plan year. As a result, we recognized a net pre-tax curtailment gain of $10.3 million ($6.3 million after tax) as a reduction to pension expense. This pre-tax curtailment gain was recorded in accordance with FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit pension Plan and for Termination Benefits” and includes the gross pre-tax curtailment gain of $20.0 million related to pension benefits partially offset by approximately $8.1 million of actuarial net loss and prior service cost and $1.7 million of pre-curtailment pension expense.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following sets forth the change in the pension benefit obligation, pension plan assets and accrued pension costs recognized in the accompanying consolidated balance sheets for the years indicated (dollars in thousands):

	Year Ended December 31
	2007	2006

Change in benefit obligation
Projected benefit obligation, beginning of year	$46,680	$37,895
Service cost	1,626	6,052
Interest cost	2,003	2,301
SFAS 88 curtailment	(20,000)	—
Benefits paid including expense	(49)	(30)
Actuarial loss (gain)	(4,008)	462

Projected benefit obligation, end of year	$26,252	$46,680

Accumulated benefit obligation, end of year	$26,252	$28,228

Change in plan assets
Fair value of plan assets, beginning of year	$34,817	$27,579
Actual return on plan assets	1,586	3,427
Employer contributions	—	3,841
Benefits paid including expense	(49)	(30)

Fair value of plan assets, end of year	$36,354	$34,817

Accrued pension costs
Funded status, end of year	$10,102	$(11,863)

Accrued pension cost was included in “Other assets” at December 31, 2007, and “Other liabilities” at December 31, 2006 on the consolidated balance sheets.

The following presents the components of net periodic expense for the DBP Plan for the years indicated (dollars in thousands):

	Year Ended December 31
	2007	2006

Service cost	$1,627	$6,052
Interest cost	2,003	2,301
Expected return on assets	(2,627)	(2,212)
Recognized actuarial loss	48	376
Amortization of prior service cost	15	56

Net periodic expense	$1,066	$6,573

Included in AOCI at December 31, 2006 were unrecognized prior service costs of $0.5 million and unrecognized actuarial losses of $7.5 million. These amounts were fully recognized in pension expense during the year ended December 31, 2007 when the DPB Plan was frozen. Accordingly, the Company is not required to fund the DBP Plan in 2007.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the weighted average assumptions used in computing the preceding information for the years indicated:

	Year Ended December 31
	2007	2006

Benefit obligations:
Discount rate	6.60%	6.00%
Rate of compensation increase	N/A	4.00%
Net periodic costs:
Discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%
Expected return on assets	7.50%	7.50%

The following presents the DBP Plan’s weighted average asset allocation as of the measurement date, by asset category, for the years indicated:

	Year Ended December 31
	2007	2006

Bond and mortgage	32%	32%
Large cap stock index	68%	68%

Total	100%	100%

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

The Company’s 2007 and 2006 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 7.5% for both years. In developing the long-term rate of return assumption, historical asset class returns as well as expected returns were evaluated based upon broad equity and bond indices. The expected long-term rate of return on plan assets assumes an asset allocation of approximately 68% in equity and 32% in fixed income financial instruments. The Employee Benefits Fiduciary Committee regularly reviews the asset allocation with its plan investment manager and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate. Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary.

The discount rate that was utilized for determining our pension obligation and net periodic cost was based on a review of long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate for our pension obligation remained the same at 6.00% in 2007.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following indicates the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter (dollars in thousands):

Year Ended December 31

2008	$210
2009	225
2010	291
2011	374
2012	466
2013-2017	3,798

Total	$5,364

The Company adopted FASB Statement No. SFAS 158, “Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans,” on December 31, 2006 and the following shows the incremental effect of applying the provisions of SFAS 158 on individual line items in the consolidated balance sheet at December 31, 2006 (dollars in thousands):

	Before Application		After Application
	of SFAS 158	Adjustments	of SFAS 158

Accrued pension cost	$3,802	$8,061	$11,863
Accrued postretirement cost	—	2,067	2,067
Deferred income taxes	612,232	(3,960)	608,272
Total liabilities	27,460,880	6,168	27,467,048
Accumulated other comprehensive loss	(25,271)	(6,168)	(31,439)
Total shareholders’ equity	2,034,436	(6,168)	2,028,268

Defined Contribution Plan

We also offer a defined contribution plan (the “401(k) Plan”) covering substantially all of our employees. Employees with one full month of continuous service may contribute up to 40% of annual compensation to a maximum of $15,500 of pre-tax annual compensation in 2007. We may determine, at our discretion, the amount of employer matching contributions to be made. During 2007, 2006 and 2005, the Company matched, for eligible participants following the completion of one year of service, 75% of the first 3% of the annual compensation contributed by the employee and 25% of the second 3% of the annual compensation contributed by the employee to the 401(k) Plan. We contributed a total of $7.0 million, $8.4 million, and $6.3 million during the years ended December 31, 2007, 2006 and 2005, respectively. The employer matching contribution was made in cash.

NOTE 24 —	PERPETUAL NON-CUMULATIVE PREFERRED STOCK

In the second quarter of 2007, Indymac Bank received approximately $491 million in net proceeds from the issuance of 20 million shares of Series A Perpetual Non-Cumulative Fixed Rate Preferred Stock with a $25.00 liquidation preference value (the “Series A Preferred Stock”) and distributed $100 million of the net proceeds to the Parent Company. As of December 31, 2007, $491 million is reflected as “Perpetual preferred stock in subsidiary” on the consolidated balance sheets.

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

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 26 —	QUARTERLY FINANCIAL DATA — UNAUDITED

The following presents selected quarterly financial data for the years indicated (dollars in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31

2007
Interest income	$532,677	$554,477	$557,851	$542,702
Interest expense	397,607	405,233	415,673	402,452
Net interest income	135,070	149,244	142,178	140,250
Provision for loan losses	10,687	17,204	98,279	269,378
Gain (loss) on sale of loans and securities, net	112,196	54,683	(334,788)	(616,166)
Net earnings (loss)	52,382	44,639	(202,717)	(509,113)
Earnings (loss) per share(1):
Basic	$0.72	$0.62	$(2.77)	$(6.43)
Diluted(2)	0.70	0.60	(2.77)	(6.43)

2006
Interest income	$377,846	$412,211	$446,751	$514,208
Interest expense	250,636	282,057	310,040	381,562
Net interest income	127,210	130,154	136,711	132,646
Provision for loan losses	3,822	2,230	4,988	8,953
Gain on sale of loans and securities, net	138,584	209,917	179,193	160,842
Net earnings	79,849	104,659	86,180	72,241
Earnings per share(1):
Basic	$1.24	$1.57	$1.25	$1.02
Diluted	1.18	1.49	1.19	0.97

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

(2)	Due to the net loss for the quarters ended September 30, 2007 and December 31, 2007, no potentially dilutive shares are included in the diluted loss per share calculations as including such shares in the calculations would be anti-dilutive.

NOTE 27 —	SUBSEQUENT EVENT

In January 2008, the Company announced a further reduction in its global workforce of roughly 2,400 people, or 24% of overall workforce, spread throughout the Company, including a 27% reduction in staff with our outsourced and temporary vendors.