Form 10-Q
period 2008-03-31
INDYMAC BANCORP INC
filed 2008-05-12
CIK 773468

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-8972

INDYMAC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3983415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
888 East Walnut Street, Pasadena, California	91101-7211
(Address of principal executive offices)	(Zip Code)
(Registrant's telephone number, including area code) (800) 669-2300

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding as of May 6, 2008: 100,888,469 shares

INDYMAC BANCORP, INC.
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Form 10-Q may be deemed to be forward-looking statements within the meaning of the federal securities laws. Examples include forecasts of continued declines in credit costs and overall losses for the remainder of 2008, the anticipation that the deferral/suspension of the interest/dividends will be temporary, improving capital ratios and our expectation to remain well-capitalized. Words such as "anticipate," "believe," "estimate," "expect," "project," "plan," "forecast," "intend," "goal," "target," and similar expressions, as well as future or conditional verbs, such as "will," "would," "should," "could," or "may," identify forward-looking statements that are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including: the effect of economic and market conditions including, but not limited to, recent disruptions in the housing and credit markets, including the level of housing prices, industry volumes and margins; the level and volatility of interest rates; Indymac's hedging strategies, hedge effectiveness and overall asset and liability management; the accuracy of subjective estimates used in determining the fair value of financial assets of Indymac; the implementation of new accounting pronouncements and guidance; the various credit risks associated with our loans and other financial assets, including increased credit losses due to demand trends in the economy and the real estate market and increased delinquency rates of borrowers; the adequacy of credit reserves and the assumptions underlying them; the actions undertaken by both current and potential new competitors; the availability of funds from Indymac's lenders (in particular, the Federal Home Loan Bank), loan sales, securitizations, deposits and all other sources used to fund mortgage loan originations and portfolio investments; and the execution of Indymac's business and growth plans and its ability to gain market share in a significant and turbulent market transition. Additional risk factors include the impact of disruptions triggered by natural disasters; pending or future legislation, regulations and regulatory action, or litigation, and factors described in the reports that Indymac files with the Securities and Exchange Commission ("SEC"), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and its reports on Form 8-K. For further information on our risk factors, please refer to "Risk Factors" on pages 68 to 77 in Indymac's annual report on Form 10-K for the year ended December 31, 2007 ("2007 Form 10-K") and Part II. Item 1A. "Risk Factors" of this Form 10-Q. Indymac does not undertake to update or revise forward-looking statements to reflect the impact of circumstances for events that arise after the date the forward-looking statements are made.

        References to "IndyMac Bancorp" or the "Parent Company" refer to the parent company alone, while references to "Indymac," the "Company," or "we" refer to the parent company and its consolidated subsidiaries. References to "Indymac Bank" or the "Bank" refer to our subsidiary, IndyMac Bank, F.S.B., and its consolidated subsidiaries.

        The following discussion addresses the Company's financial condition and results of operations for the three months ended March 31, 2008.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OVERVIEW AND NARRATIVE SUMMARY OF CONSOLIDATED FINANCIAL RESULTS

        The unprecedented ongoing disruption in the U.S. housing and mortgage markets continued throughout the first quarter of 2008. These negative trends included increased mortgage delinquencies and foreclosures, accelerating declines in home prices, and significantly wider credit spreads on mortgage-backed securities, and had an adverse impact on our financial results this quarter. Although these trends combined with our business model that is solely focused on home lending resulted in our recording a net loss of $184 million for the first quarter of 2008, this loss is down 64% from the fourth quarter of 2007.

This declining loss reflects $249 million pre-tax in credit costs during the quarter, a 71% reduction from $863 million in the fourth quarter of last year. Additionally, the Company incurred a nonrecurring restructuring charge of $72 million in the first quarter of 2008 to right-size our costs to the current environment. Furthermore, we recorded net losses of $66 million on our mortgage-backed securities ("MBS") trading portfolio during the quarter primarily due to the non-agency mortgage-backed securities credit spread widening. These losses are unrealized and we believe are a result of reduced liquidity in the currently disrupted market for these bonds and that actual realized losses will be much lower. As a result, we expect to substantially recover these losses over time as we have the ability and intent to hold the securities to recovery or maturity.

        Given this worsening state of the industry, Indymac has intensified its efforts in maintaining strong capital and liquidity positions, which included primarily focusing on being a profitable government-sponsored entities ("GSE") lender, as this presently remains the only reliable secondary market; tightening lending standards to enhance credit quality of current loan production; implementing credit loss prevention and mitigation strategies on mortgage loans; capital raising activities; initiating cost reduction measures; and improving customer service.

        Other significant items affecting first quarter of 2008 results include the following:

  •
  We built our total credit reserves to $2.7 billion, a 12.50% increase over last quarter and more than a three-fold increase over $813 million in the first quarter of 2007. Actual realized credit losses during the first quarter totaled $334 million, such that the Company's total reserves at March 31, 2008 equate to 8.0 times current quarterly realized credit losses. Excluding non-investment grade and residual securities, total first quarter 2008 realized credit losses were $178 million, and the total related credit reserve at March 31 was $1.3 billion, or 7.2 times the realized credit losses in the first quarter.

  •
  Our capital levels continue to exceed the levels defined as "well capitalized" by our regulators. At March 31, 2008 Indymac Bank's Tier 1 "core" capital ratio was 5.74%, our Tier 1 risk-based ratio was 9.00%, and our total risk-based capital ratio was 10.26%, each above the "well-capitalized" regulatory levels of 5.00%, 6.00% and 10.00%, respectively.1 In an effort to keep our regulatory capital ratios above these "well capitalized" levels, we supplemented the $676 million of equity capital we prudently raised in 2007, by raising $39 million in new equity through March 31, 2008. We are continuing to raise capital nearly every business day through the DSPP and have raised $97 million through this program year to date through May 9, 2008.

1
These capital ratios reflect two regulatory requirements that we believe do not fully reflect Indymac's financial condition. First, we are currently required to hold capital on a dollar-for-dollar basis against the portion of our mortgage servicing rights (MSR) that exceed our Tier 1 core capital, even though we have a long track record of successfully hedging this asset, and it is our highest earning asset in this environment. Excluding the penalty we receive on the MSR that exceeds our Tier 1 core capital, our capital ratios as of March 31, 2008 would be 6.07% Tier 1 core, 9.53% Tier 1 risk-based and 10.79% total risk-based.

Second, the regulations require us to exclude from our Tier 2 capital the portion of our allowance for loan losses (ALL) that exceeds the 1.25% of risk-weighted assets limitation. If we were further allowed to include in Tier 2 capital our ALL that exceeds 1.25% of our risk-weighted assets, our capital ratios would be 6.07% Tier 1 core, 9.47% Tier 1 risk-based and 11.36% total risk-based.

  •
  In a further effort to preserve our capital and improve our capital ratios, we have made the decision to exercise our contractual rights and defer the interest on our trust preferred stock at the holding company and suspend the dividends on our non-cumulative, perpetual preferred stock at Indymac Bank, as this represents the most efficient and least dilutive means of generating capital in the current environment. The contractual provisions in these preferred stock issues that allow us to take these actions were clearly put in place for extraordinary times and events such as we are now experiencing, and the presence of these provisions is one reason why these preferred stock issues are considered "core" capital for regulatory purposes. This decision is described in more detail in the "Liquidity" section of this discussion.

  •
  Our operating liquidity remained solid at $4.1 billion, about the same as a year ago. Our liquidity needs are significantly lower now than last year, as last year we had roughly three times the mortgage production as we currently have and our current GSE/FHA/VA-dominated production is far more liquid. In addition, we have no capital markets funding sources today (no commercial paper or reverse repurchase borrowings), while we had a roughly $3 billion of such funding a year ago. Our solid liquidity is enabled by the fact that virtually all of Indymac's business is conducted, and assets are held, within Indymac Bank. As a result, we are 100% funded with deposits (over 95% of our deposits are fully insured by the FDIC), FHLB advances, long-term debt and equity.

  •
  We continue to successfully convert our production to a GSE/Federal Housing Administration ("FHA")/ Veterans Administration ("VA") model. We produced $9.6 billion in new mortgage loans in the first quarter of 2008 with 88% of this production being saleable to the GSEs or into Ginnie Mae securities. Importantly, the credit quality of our new production has improved significantly. As calculated using Standard & Poor's (S&P) LEVELS model, the lifetime loss estimate for the first quarter of 2008 evaluated production of $8.2 billion is 0.23%, compared with 1.86% in the first quarter of 2007, an 88% year-over-year reduction.2 In addition, first payment defaults ("FPDs") on our new production continue to improve. FPDs based on the first payment due date declined to 0.6% in April 2008 from 1.1% in March 2008, 1.8% in February 2008, 2.1% in January 2008, 2.2% in December 2007 and 3.2% in the third quarter of 2007 (when we started tracking them). Generally 25% to 35% of FPDs cure in the subsequent month and 60% to 70% cure within six months. Although mortgage production volumes and profit margins continue to be a struggle in the current environment, we are improving the profit performance of our new production model. Mortgage production had a net loss of $17 million in the first quarter of 2008, which was an 85% improvement from the prior quarter. All of our 9 regional wholesale centers and 104 of our 152 retail lending branches were profitable in March. We project that mortgage production will be close to break-even in the second quarter of 2008 and will be profitable in the second half of 2008.

2
While our production is evaluated using the S&P LEVELS model, the data is not audited or endorsed by S&P. The estimates reported here are from S&P's 6.3 model released in March 2008.

SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

        The following highlights our consolidated financial condition and results of operations for the periods indicated (dollars in millions, except per share data):

	Three Months Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Balance Sheet Information (at period end)(1)
Cash and cash equivalents	$808	$562	$785	$618	$577
Securities (trading and available for sale)	6,619	7,328	5,732	5,608	5,253
Loans held for sale (includes $2,411 carried at fair value at March 31, 2008)	3,325	3,775	14,040	11,764	10,514
Loans held for investment	16,726	16,497	8,553	8,648	8,988
Allowance for loan losses	(483)	(398)	(162)	(77)	(68)
Mortgage servicing rights	2,560	2,495	2,490	2,387	2,053
Other assets	2,750	2,475	2,295	2,711	2,377

Total Assets	$32,305	$32,734	$33,733	$31,659	$29,694

Deposits	$18,938	$17,815	$16,775	$11,747	$11,452
Advances from Federal Home Loan Bank	10,359	11,189	11,095	10,873	10,350
Other borrowings	633	652	2,189	4,527	4,313
Other liabilities and preferred stock in subsidiary	1,416	1,734	1,803	2,462	1,525

Total Liabilities and Preferred Stock in Subsidiary	$31,346	$31,390	$31,862	$29,609	$27,639

Shareholders' Equity	$959	$1,344	$1,871	$2,050	$2,055

Statement of Operations Information(1)
Net interest income	$111	$140	$142	$149	$135
Provision for loan losses	(132)	(269)	(98)	(17)	(11)
Gain (loss) on sale of loans(2)	92	(322)	(251)	101	118
Service fee income	193	171	213	86	49
Loss on mortgage-backed securities ("MBS")	(160)	(294)	(94)	(46)	(5)
Fee and other income(2)	39	20	46	25	16

Net revenues (loss)	143	(554)	(42)	298	302
Operating expenses(2)	(316)	(231)	(231)	(220)	(214)
Restructuring/severance charges	(72)	(4)	(28)	—	—
REO related expenses	(47)	(30)	(11)	(4)	(2)
Minority interests	(10)	(10)	(13)	—	—
(Provision) benefit for income taxes	118	320	122	(29)	(34)

Net earnings (loss)	$(184)	$(509)	$(203)	$45	$52

Operating Data
SFR mortgage loan production	$9,591	$12,089	$16,816	$22,505	$25,569
Total loan production(3)	9,712	12,301	17,062	23,023	25,930
Mortgage industry market share(4)	1.70%	2.62%	3.02%	3.27%	4.08%
Pipeline of SFR mortgage loans in process (at period end)	$5,107	$7,506	$7,421	$13,376	$16,112
Loans sold	9,920	13,425	13,009	20,194	24,537
Loans sold/SFR mortgage loan production	103%	111%	77%	90%	96%
SFR mortgage loans serviced for others (at period end)(5)	$184,535	$181,724	$173,915	$167,710	$156,144
Total SFR mortgage loans serviced (at period end)	200,696	198,170	192,629	183,574	171,955
Average number of full-time equivalent employees ("FTEs")	8,169	9,994	9,890	9,431	8,755
Per Common Share Data
Basic earnings (loss) per share(6)	$(2.27)	$(6.43)	$(2.77)	$0.62	$0.72
Diluted earnings (loss) per share(7)	(2.27)	(6.43)	(2.77)	0.60	0.70
Dividends declared per share	—	0.25	0.50	0.50	0.50
Dividend payout ratio(8)	N/M	(4)%	(18)%	83%	71%
Book value per share (at period end)(9)	$14.00	$16.61	$24.31	$27.83	$27.93
Closing price per share (at period end)	4.96	5.95	23.61	29.17	32.05
Average Shares (in thousands):
Basic	81,177	79,139	73,134	72,412	72,297
Diluted	81,177	79,139	73,134	73,976	74,305
Performance Ratios
Return on equity ("ROE")	(57.09)%	(115.74)%	(39.15)%	8.62%	10.45%
Return on assets ("ROA")	(2.15)%	(5.63)%	(2.18)%	0.50%	0.60%
Net interest margin, consolidated	1.51%	1.80%	1.78%	1.92%	1.77%
Net interest margin, thrift(10)	2.09%	2.33%	2.27%	2.09%	1.88%
Mortgage banking revenue ("MBR") margin on loans sold(11)(2)	1.03%	(2.18)%	(1.54)%	0.80%	0.68%
Efficiency ratio(12)	115%	(81)%	414%	70%	68%
Operating expenses to total loan production	3.24%	1.88%	1.36%	0.95%	0.82%
Average Balance Sheet Data and Asset Quality Ratios
Average interest-earning assets	$29,490	$30,945	$31,695	$31,255	$31,030
Average assets	34,312	35,851	36,833	35,837	35,341
Average equity	1,295	1,745	2,054	2,078	2,033
Debt to equity ratio (at period end)(13)	20.6:1	16.2:1	12.7:1	10.7:1	12.7:1
Tier 1 (core) capital ratio (at period end)(14)	5.74%	6.24%	7.48%	8.10%	7.41%
Total risk-based capital ratio (at period end)(14)	10.26%	10.81%	12.01%	12.24%	11.37%
Non-performing assets to total assets (at period end)(15)	6.51%	4.61%	2.46%	1.63%	1.09%
Allowance for loan losses to total loans held for investment (at period end)(16)	5.76%	5.29%	1.89%	0.89%	0.75%
Allowance for loan losses to non-performing loans held for investment (at period end)(17)	52.14%	66.67%	47.64%	36.07%	44.11%

(1)
The items under the balance sheet and statement of operations sections are rounded individually and therefore may not necessarily add to the total.

(2)
We adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB No. 115" ("SFAS 159"), on January 1, 2008 and elected the fair value option for certain held for sale mortgage loans. For further information on SFAS 159, refer to "Notes to Consolidated Financial Statements—Note 5—Fair Value of Financial Instruments" and our "Critical Accounting Policies and Judgments" section of this Form 10-Q. As a result of this adoption, we did not defer fees and expenses related to these mortgage loans that would have previously been deferred under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, an amendment of FASB Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17" ("SFAS 91"). Had we recorded deferred fees and expenses related to these mortgage loans under SFAS 91, total fee and other income would have been lower $12 million to $27 million and operating expenses would have been lower $46 million for those expenses that previously would have been deferred. In addition, the premium paid to brokers, previously recorded as an adjustment in the basis of the loan and a reduction in gain on sale, is now being recorded as an operating expense in the period the loan was acquired due to SFAS 159 adoption. This expense totaled $58 million in the first quarter of 2008. Taking these two expense adjustments into account, operating expenses would have been $212 million on a comparable basis to the fourth quarter of 2007, reflecting a reduction of 8%. Also, as a result of the Company's adoption of SEC's Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109") beginning January 1, 2008, we recorded revenue at the inception of the rate lock commitment in the amount of $18 million for the quarter ended March 31, 2008. Previously, rate lock commitments were initially valued at zero and were adjusted for changes in value resulting from changes in market interest rates pursuant to SAB No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). Gain (loss) on sale of loans is impacted by these items and would have been lower by the net of the above or $110 million. Furthermore, MBR margin is impacted by these items and would have been lower by the net of the above or 110 basis points ("bps").

The following non-GAAP information presents the impact of the discussion above (in millions):

	Three Months Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Gain (loss) on sale of loans, as reported	$92	$(322)	$(251)	$101	$118
As-if effect of deferring income under SFAS 91	12	—	—	—	—
As-if effect of deferring expenses under SFAS 91	(46)	—	—	—	—
Broker premium recorded due to SFAS 159 adoption beginning January 1, 2008	(58)	—	—	—	—
Revenue recorded for the first quarter of 2008 due to SAB 109 adoption	(18)	—	—	—	—

	$(18)	$(322)	$(251)	$101	$118

Fee and other income, as reported	$39	$20	$46	$25	$16
As-if effect of deferring income under SFAS 91	(12)	—	—	—	—

	$27	$20	$46	$25	$16

Operating expenses, as reported	$316	$231	$231	$220	$214
As-if effect of deferring expenses under SFAS 91	(46)	—	—	—	—
Broker premium recorded due to SFAS 159 adoption beginning January 1, 2008	(58)	—	—	—	—

	$212	$231	$231	$220	$214

Net MBR margin, as reported (in bps based on loans sold)	103	(218)	154	80	68
As-if effect of deferring income under SFAS 91 (in bps based on loans sold)	12	—	—	—	—
As-if effect of deferring expenses under SFAS 91 (in bps based on loans sold)	(46)	—	—	—	—
Broker premium recorded due to SFAS 159 adoption beginning January 1, 2008 (in bps based on loans sold)	(58)	—	—	—	—
Revenue recorded for the first quarter of 2008 due to SAB 109 adoption (in bps based on loans sold)	(18)	—	—	—	—

	(7)	(218)	154	80	68

(3)
Total loan production includes newly originated commitments on builder construction loans as well as commercial real estate loan production, which commenced operations in March 2007.

(4)
Mortgage industry market share is calculated based on our total single-family residential ("SFR") mortgage loan production, both purchased (mortgage professionals channel) and originated (mortgage professionals and retail channels), in all channels (the numerator) divided by the Mortgage Bankers Association ("MBA") April 10, 2008 Mortgage Finance Long-Term Forecast estimate of the overall mortgage market (the denominator). Our market share calculation is consistent with that of our mortgage banking peers. It is important to note that these industry calculations cause purchased mortgages to be counted more than once, i.e., first when they are originated and again by the purchasers (through financial institutions and conduit channels) of the mortgages. Therefore, our market share calculation may not be mathematically precise, but it is consistent with industry calculations, which we believe provides investors with a good view of our relative standing compared to our top mortgage lending peers. In addition, since we discontinued purchasing loans through our conduit division in the fourth quarter of 2007, this difference is no longer a significant item.

(5)
SFR mortgage loans serviced for others represent the unpaid principal balance on loans sold with servicing retained by Indymac. Total SFR mortgage loans serviced include mortgage loans serviced for others and mortgage loans owned by and serviced for Indymac.

(6)
Net earnings (loss) for the period divided by weighted average basic shares outstanding for the period.

(7)
Net earnings (loss) divided by weighted average diluted shares outstanding for the period. Due to the net loss for the three months ended March 31, 2008, December 31, 2007 and September 30, 2007, respectively, no potentially dilutive shares are included in the diluted loss per share calculation as including such shares in the calculation would be anti-dilutive.

(8)
Dividend payout ratio represents dividends declared per share as a percentage of diluted earnings (loss) per share. This ratio was negative for the three months ended December 31, 2007 and September 30, 2007, respectively, due to the Company's net loss and resulting diluted loss per share for the period. This ratio was not meaningful ("N/M") for the three months ended March 31, 2008 as there were no dividends declared for this period.

(9)
Book value per share at March 31, 2008 excluding these write-downs in the amount of $271 million after-tax has been significantly impacted by write-downs on our investment grade securities due to spread widening. Including these write-downs, book value per share is $10.92.

(10)
Net interest margin, thrift, represents the combined margin for thrift, elimination and other, and corporate overhead.

(11)
Mortgage banking revenue margin is calculated using the sum of consolidated gain (loss) on sale of loans and the net interest income earned on loans held for sale by our mortgage banking production divisions divided by total loans sold.

(12)
Efficiency ratio is defined as operating expenses divided by net revenues, excluding provision for loan losses.

(13)
Total debt divided by total shareholders' equity. Preferred stock in subsidiary is included in the calculation.

(14)
The tier 1 core capital ratio and risk-based capital ratio are for Indymac Bank and exclude unencumbered cash at the Parent Company available for investment in Indymac Bank. The ratios are those reported by the Bank on the Thrift Financial Report, which is filed quarterly with the Office of Thrift Supervision.

(15)
Non-performing assets are non-performing loans plus foreclosed assets. Loans are generally placed on non-accrual status when they are 90 days past due.

(16)
This ratio is defined as allowance for loan losses and estimated credit losses embedded in basis reductions due to loans transferred from HFS divided by total loans HFI.

(17)
This ratio is defined as allowance for loan losses and estimated credit losses embedded in basis reductions due to loans transferred from HFS divided by non-performing loans HFI.

SUMMARY OF BUSINESS SEGMENT RESULTS

        Our segment reporting is organized consistent with our hybrid mortgage banking/thrift business model. Mortgage banking involves the origination, securitization and sale of mortgage loans and related assets, and the servicing of those loans. The revenues from mortgage banking consist primarily of gains on the sale of the loans, fees earned from origination, net interest income earned while the loans are held pending sale, and servicing fees. On the thrift side, we generate core spread income from our investment portfolio of prime SFR mortgage loans, MBS and consumer construction loans.

        As conditions in the U.S. mortgage market have deteriorated, we exited certain production channels in the fourth quarter of 2007 and are reporting them in a separate category in our segment reporting, "Discontinued Business Activities". These exited production channels include the conduit, homebuilder and home equity channels. These activities are not considered discontinued operations as defined by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), due to our significant continuing involvement in these activities. We segregated the business activities we have exited so that the mortgage and thrift segments presented represent our new business model. See the "Discontinued Business Activities and Restructuring Charges" section for more information.

        We have developed a detailed reporting process that computes net earnings and ROE for our key business segments each reporting period, and we use the results to evaluate our managers' performance. In addition, we use the results to evaluate the performance and prospects of our divisions and adjust our capital allocations to those that earn the best returns for our shareholders.

        We predominantly use U.S. Generally Accepted Accounting Principles ("GAAP") to compute each division's financial results as if it were a stand-alone entity. Consistent with this approach, borrowed funds and their interest costs are allocated based on the funds actually used by the Company to fund the division's assets and we allocate capital based on regulatory capital rules for the specific assets of each segment. Additionally, transactions between divisions are reflected at arms-length in these financial results, and intercompany profits are eliminated in consolidation. We do not allocate fixed corporate and business unit overhead costs to our profit center divisions, because the methodologies to do so are arbitrary and would distort each division's marginal contribution to our profits. However, the cost of these overhead activities is included in the following tables to reconcile to our consolidated results and is tracked closely, so the responsible managers can be held accountable for the level of these costs and their efficient use.

        The following table and discussions explain the recent results of our two major operating segments, mortgage banking and thrift. These activities, combined with the eliminations and other category, which includes supporting deposit and treasury costs as well as eliminating entries, form our total operating results. Our unallocated corporate overhead costs and discontinued business activities are also presented and discussed. We have also included supplemental tables showing detailed division level financial results for each of our major operating segments.

        The following summarizes our financial results by segment for the periods indicated (dollars in millions):

	Mortgage Banking Segment	Thrift Segment	Eliminations & Other(1)	Total Operating Results	Corporate Overhead	Total On-Going Businesses	Discontinued Business Activities and Restructuring Charges	Total Company
Three Months Ended March 31, 2008
Operating Results
Net interest income (expense)	$(10.1)	$91.8	$23.1	$104.8	$(1.2)	$103.6	$7.3	$110.9
Provision for loan losses	—	(96.1)	—	(96.1)	—	(96.1)	(35.4)	(131.5)
Gain (loss) on sale of loans	134.9	0.9	(22.5)	113.2	—	113.2	(21.2)	92.1
Service fee income (expense)	77.2	—	115.5	192.7	—	192.7	0.2	192.9
Gain (loss) on securities	(1.8)	(53.5)	(102.4)	(157.7)	—	(157.7)	(2.6)	(160.3)
Other income (expense)	31.1	4.3	(0.3)	35.1	1.4	36.5	2.1	38.6

Net revenues (expense)	231.3	(52.6)	13.4	192.1	0.2	192.3	(49.6)	142.7
Operating expenses	238.2	44.6	16.0	298.8	41.1	339.9	22.6	362.5
Restructuring charges	—	—	—	—	—	—	72.4	72.4

Pre-tax loss	(6.9)	(97.2)	(2.6)	(106.7)	(40.9)	(147.6)	(144.6)	(292.2)

Minority interests	3.9	4.5	1.1	9.5	0.2	9.7	0.9	10.6

Net loss	$(8.2)	$(63.9)	$(2.6)	$(74.7)	$(25.1)	$(99.8)	$(84.4)	$(184.2)

Performance Data
Average interest-earning assets	$4,372.2	$21,308.7	$(32.4)	$25,648.5	$644.1	$26,292.6	$3,197.0	$29,489.6
Allocated capital	574.6	668.4	1.5	1,244.5	(91.1)	1,153.4	141.5	1,294.9
Loans produced	9,368.5	343.7	N/A	9,712.2	N/A	9,712.2	0.2	9,712.4
Loans sold	10,142.2	503.6	(905.6)	9,740.2	N/A	9,740.2	179.7	9,919.9
MBR margin	1.43%	0.17%	N/A	N/A	N/A	1.27%	(11.78)%	1.03%
ROE	(6)%	(38)%	N/A	(24)%	N/A	(35)%	(240)%	(57)%
Net interest margin	N/A	1.73%	N/A	1.64%	N/A	1.59%	0.91%	1.51%
Net interest margin, thrift	N/A	1.73%	N/A	N/A	N/A	2.09%	N/A	N/A
Average FTE	6,405	224	351	6,980	1,046	8,026	143	8,169
Three Months Ended March 31, 2007
Operating Results
Net interest income (expense)	$24.7	$47.2	$24.3	$96.2	$(3.8)	$92.4	$42.7	$135.1
Provision for loan losses	—	(10.0)	—	(10.0)	—	(10.0)	(0.7)	(10.7)
Gain (loss) on sale of loans	137.6	3.9	(22.2)	119.3	—	119.3	(1.8)	117.5
Service fee income (expense)	51.1	—	(2.4)	48.7	—	48.7	0.5	49.2
Gain (loss) on securities	(0.3)	(1.6)	0.7	(1.2)	—	(1.2)	(4.1)	(5.3)
Other income	5.8	7.1	1.0	13.9	0.6	14.5	1.8	16.3

Net revenues (expense)	218.9	46.6	1.4	266.9	(3.2)	263.7	38.4	302.1
Operating expenses	187.6	19.0	14.2	220.8	44.5	265.3	19.4	284.7
Deferral of expenses under SFAS 91	(64.6)	(1.9)	—	(66.5)	—	(66.5)	(2.0)	(68.5)

Pre-tax earnings (loss)	95.9	29.5	(12.8)	112.6	(47.7)	64.9	21.0	85.9

Net earnings (loss)	$58.2	$17.9	$(7.5)	$68.6	$(29.0)	$39.6	$12.8	$52.4

Performance Data
Average interest-earning assets	$7,938.9	$14,277.3	$(90.7)	$22,125.5	$399.7	$22,525.2	$8,504.4	$31,029.6
Allocated capital	779.2	619.1	2.0	1,400.3	160.3	1,560.6	472.3	2,032.9
Loans produced	16,365.8	812.5	N/A	17,178.3	N/A	17,178.3	8,752.0	25,930.3
Loans sold	16,139.3	1,427.3	(2,025.0)	15,541.6	N/A	15,541.6	8,995.3	24,536.9
MBR margin	1.04%	0.27%	N/A	N/A	N/A	0.96%	0.20%	0.68%
ROE	30%	12%	N/A	20%	N/A	10%	11%	10%
Net interest margin	N/A	1.34%	N/A	1.76%	N/A	1.66%	2.04%	1.77%
Net interest margin, thrift	N/A	1.34%	N/A	N/A	N/A	1.88%	N/A	N/A
Average FTE	6,259	440	319	7,018	1,353	8,371	384	8,755
Quarter to Quarter Comparison
% change in net earnings	(114)%	(456)%	65%	(209)%	13%	(352)%	(193)%	(452)%
% change in capital	(26)%	8%	(27)%	(11)%	(157)%	(26)%	(70)%	(36)%

(1)
Included are eliminations, deposits, and treasury items. See the "Eliminations and Other Segment" section for details.

MORTGAGE BANKING SEGMENT

        Our mortgage banking segment consists of the mortgage production division, the mortgage servicing division and the commercial banking division. The mortgage banking segment reported a net loss of $8 million for the quarter ended March 31, 2008 compared with net earnings of $58 million for the quarter ended March 31, 2007. These lower results were caused by a large decline in earnings from our mortgage production division, which reported a $17 million after-tax loss this quarter, partially offset by strong returns in the mortgage servicing division.

        The loss this quarter in our production division reflects the continued severe disruption in the secondary market for loans and securities not sold to the GSEs and our resulting efforts to rapidly change our production business model from a primary focus on non-GSE mortgage banking to a model that produces loans that are more than 85% eligible for sale to the GSEs. Although our production segment was not profitable for the quarter, we have reduced the loss 66% from the fourth quarter 2007 loss of $51 million as we right-size our costs and adjust our sales efforts towards the GSE product. As these efforts continue, we expect our production segment to be close to break-even in the second quarter of 2008 and will be profitable in the second half of 2008.

        Also hindering profitability in the production segment is the inclusion of two start-up businesses, the retail lending group and commercial mortgage banking division, which are currently unprofitable. These two businesses reported a combined after-tax loss of $14 million in the first quarter of 2008. We expect these businesses to contribute to mortgage banking profits in the subsequent quarters in 2008.

        The significant disruption in credit and housing markets that occurred during 2007 and continued this quarter had a materially negative impact on our production results. These disruptions have resulted in higher non-GSE mortgage rates, significantly more restrictive underwriting guidelines and declining home prices, all of which worked to slow prepayments in our servicing portfolio. The loans in our servicing portfolio prepaid at an annual rate of 10% in the first quarter of 2008 compared with 18% in the first quarter of 2007. The expectation of slower non-GSE prepayments offset the impact of lower market interest rates and resulted in positive servicing results.

        Net income from our mortgage servicing division decreased from $25 million in the first quarter of 2007 to $20 million in the first quarter of 2008 and resulted in a 23% return on the approximately $349 million of capital we have invested in this division.

        The following provides details on total mortgage banking segment for the periods indicated (dollars in millions):

	Mortgage Production Division	Mortgage Servicing Division	Consumer Mortgage Banking O/H(1)	Commercial Mortgage Banking Division	Total Mortgage Banking Segment
Three Months Ended March 31, 2008
Operating Results
Net interest income (expense)	$10.4	$(22.3)	$(0.2)	$2.0	$(10.1)
Gain (loss) on sale of loans	119.4	17.2	—	(1.7)	134.9
Service fee income (expense)	10.0	67.2	—	—	77.2
Gain (loss) on securities	—	(1.8)	—	—	(1.8)
Other income	25.9	4.8	0.3	0.1	31.1

Net revenues	165.7	65.1	0.1	0.4	231.3
Operating expenses	191.8	29.2	15.0	2.2	238.2

Pre-tax earnings (loss)	(26.1)	35.9	(14.9)	(1.8)	(6.9)

Minority interests	1.3	2.4	0.1	0.1	3.9

Net earnings (loss)	$(17.3)	$19.6	$(9.2)	$(1.3)	$(8.2)

Performance Data
Average interest-earning assets	$3,024.0	$1,015.7	$2.5	$330.0	$4,372.2
Allocated capital	195.9	348.8	8.4	21.5	574.6
Loans produced	8,019.3	1,228.1	N/A	121.2	9,368.5
Loans sold	8,692.5	1,324.1	N/A	125.5	10,142.2
MBR margin	1.49%	1.30%	N/A	N/A	1.43%
ROE	(36)%	23%	N/A	(24)%	(6)%
Net interest margin	1.38%	N/A	N/A	2.45%	N/A
Average FTE	4,452	454	1,449	50	6,405
Three Months Ended March 31, 2007
Operating Results
Net interest income (expense)	$29.7	$(5.0)	$—	$—	$24.7
Gain (loss) on sale of loans	120.3	17.3	—	—	137.6
Service fee income	7.2	43.9	—	—	51.1
Loss on securities	—	(0.3)	—	—	(0.3)
Other income	0.8	3.8	1.2	—	5.8

Net revenues	158.0	59.7	1.2	—	218.9
Operating expenses	148.1	21.9	16.5	1.1	187.6
Deferral of expenses under SFAS 91	(61.5)	(3.1)	—	—	(64.6)

Pre-tax earnings (loss)	71.4	40.9	(15.3)	(1.1)	95.9

Net earnings (loss)	$43.2	$24.9	$(9.3)	$(0.6)	$58.2

Performance Data
Average interest-earning assets	$7,027.7	$908.6	$2.6	$—	$7,938.9
Allocated capital	440.5	332.1	6.6	—	779.2
Loans produced	15,247.4	1,118.4	N/A	1.0	16,365.8
Loans sold	14,961.7	1,177.6	N/A	—	16,139.3
MBR margin	1.00%	1.47%	N/A	N/A	1.04%
ROE	40%	30%	N/A	N/A	30%
Net interest margin	1.71%	N/A	N/A	N/A	N/A
Average FTE	4,781	278	1,186	14	6,259
Quarter to Quarter Comparison
% change in net earnings (loss)	(140)%	(21)%	2%	(88)%	(114)%
% change in equity	(56)%	5%	27%	N/M	(26)%

(1)
Included production division overhead, servicing overhead and secondary marketing overhead of $3 million, $3 million and $3 million, respectively, for the first quarter of 2008. For the first quarter of 2007, the production division overhead, servicing overhead and secondary marketing overhead were $3 million each for these overhead items mentioned.

MORTGAGE PRODUCTION DIVISION

        The mortgage production division originates loans through three divisions: retail channel, mortgage professionals channel and Financial Freedom. This division sources loans through relationships with mortgage brokers, financial institutions, Realtors®, and homebuilders.

        The mortgage professionals channel is the largest channel in our mortgage production division, funding loans originated through mortgage brokers and emerging mortgage bankers nationwide. The retail channel provides mortgage financing directly to home purchase oriented consumers by targeting Realtors®, homebuilders and financial professionals via storefront mortgage loan offices. As of March 31, 2008, we have 152 retail mortgage offices/branches throughout the U.S. Financial Freedom provides reverse mortgage products directly to seniors (age 62 and older) through the mortgage professionals channel. Through this division, we remain the leader in the fast growing reverse mortgage market. Financial Freedom also retains mortgage servicing rights ("MSRs") and receives fees and ancillary revenues for servicing loans sold into the secondary market.

        The following provides details on the results for the mortgage production division for the periods indicated (dollars in millions):

	Consumer Direct Division(1)	Retail Channel	Mortgage Professionals Channel	Financial Freedom Division	Total Mortgage Production Division
Three Months Ended March 31, 2008
Operating Results
Net interest income	$—	$1.3	$4.4	$4.7	$10.4
Gain on sale of loans	—	22.8	78.4	18.2	119.4
Service fee income	—	—	—	10.0	10.0
Other income	—	11.1	14.8	—	25.9

Net revenues	—	35.2	97.6	32.9	165.7
Operating expenses	—	55.3	107.8	28.7	191.8

Pre-tax earnings (loss)	—	(20.1)	(10.2)	4.2	(26.1)

Minority interests	—	0.2	0.4	0.7	1.3

Net earnings (loss)	$—	$(12.4)	$(6.7)	$1.8	$(17.3)

Performance Data
Average interest-earning assets	$—	$462.7	$1,842.8	$718.5	$3,024.0
Allocated capital	—	24.8	64.2	106.9	195.9
Loans produced	—	1,232.7	5,728.9	1,057.7	8,019.3
Loans sold	—	1,015.0	6,014.6	1,662.9	8,692.5
MBR margin	—	2.37%	1.38%	1.38%	1.49%
ROE	—	(203)%	(42)%	7%	(36)%
Net interest margin	—	1.09%	0.97%	2.62%	1.38%
Average FTE	—	1,952	1,419	1,081	4,452

Three Months Ended March 31, 2007
Operating Results
Net interest income	$0.4	$0.1	$23.5	$5.7	$29.7
Gain on sale of loans	3.9	0.5	52.8	63.1	120.3
Service fee income	—	—	—	7.2	7.2
Other income	0.2	0.4	—	0.2	0.8

Net revenues	4.5	1.0	76.3	76.2	158.0
Operating expenses	7.8	2.0	101.0	37.3	148.1
Deferral of expenses under SFAS 91	(3.5)	(0.1)	(50.4)	(7.5)	(61.5)

Pre-tax earnings (loss)	0.2	(0.9)	25.7	46.4	71.4

Net earnings (loss)	$0.1	$(0.5)	$15.6	$28.0	$43.2

Performance Data
Average interest-earning assets	$133.8	$18.0	$5,892.4	$983.5	$7,027.7
Allocated capital	6.6	0.8	298.7	134.4	440.5
Loans produced	319.5	49.4	13,656.1	1,221.4	15,246.4
Loans sold	329.1	44.7	13,061.8	1,526.1	14,961.7
MBR margin	1.3%	N/A	0.58%	4.51%	1.00%
ROE	7%	N/A	21%	85%	40%
Net interest margin	1.18%	N/A	1.62%	2.36%	1.71%
Average FTE	281	78	2,974	1,448	4,781
Quarter to Quarter Comparison
% change in net earnings	N/M	N/M	(143)%	(94)%	(140)%
% change in capital	N/M	N/M	(78)%	(20)%	(56)%

(1)
We exited this division in the first quarter of 2008 and is included to present prior year results.

        The following summarizes the key production drivers for the mortgage professionals channel for the periods indicated:

	Three Months Ended
	March 31
			% Change	December 31, 2007	% Change
	2008	2007
Key Production Drivers:
Active customers(1)	5,754	8,290	(31)%	8,294	(31)%
Sales personnel	927	1,182	(22)%	1,140	(19)%
Number of regional offices	9	16	(44)%	16	(44)%

(1)
Active customers are defined as customers who funded at least one loan during the most recent 90-day period.

Loan Production

        Loan production and sales are the drivers of our mortgage banking segment. While the mortgage production division contributes 83% to our total loan originations, the following discussion refers to our total production, through both the mortgage banking and thrift segments.

        We generated SFR mortgage loan production of $9.6 billion for the quarter ended March 31, 2008, down 62.5% and 21.0%, respectively, compared to $25.9 billion and $12.3 billion for the first quarter of 2007 and fourth quarter of 2007, respectively. The current quarter decline in loan production from the first quarter of 2007 was attributable to the discontinuation of the conduit channel, the elimination of the majority of our non-agency product, and the decline in the overall mortgage market. We exited the conduit channel in the last quarter of 2007 as a response to the disruption in the secondary market. Additionally, in all of our origination channels, we significantly restricted our guidelines on non-agency loans. As a result, our non-agency production decreased to 12% of total production during the first quarter of 2008.

        On April 10, 2008, the MBA issued an estimate of the industry volume for the quarter ended March 31, 2008 of $565.0 billion, which represents a 9.7% decrease from $626.0 billion at March 31, 2007 but an increase of 22.6% from $461.0 billion at December 31, 2007. Based on this estimate, our market share is 1.7% for the quarter ended March 31, 2008, down from 4.1% and 2.6% in the quarters ended March 31, 2007 and December 31, 2007, respectively. At March 31, 2008, our total pipeline of SFR mortgage loans in process was $5.1 billion, down 68.3% from $16.1 billion at March 31, 2007, and down 32.0% from $7.5 billion at December 31, 2007.

        The following summarizes our loan production by division and channel for the periods indicated (dollars in millions):

	Three Months Ended
	March 31
			% Change	December 31, 2007	% Change
	2008	2007
Production by Division:
SFR mortgage loan production:
Mortgage professionals channel	$5,729	$13,656	(58)%	$8,186	(30)%
Retail channel	1,233	49	N/M	1,056	17%
Consumer direct division	—	320	(100)%	191	(100)%
Financial Freedom division	1,058	1,221	(13)%	1,164	(9)%
Servicing retention division	1,228	1,118	10%	933	32%
Consumer construction division(1)	343	812	(58)%	499	(31)%

Total on-going businesses	9,591	17,176	(44)%	12,029	(20)%

Conduit channel	—	8,368	(100)%	57	(100)%
Home equity division(1)	—	25	(100)%	3	(100)%

Total discontinued business activities	—	8,393	(100)%	60	(100)%

Total SFR mortgage loan production	9,591	25,569	(62)%	12,089	(21)%
Commercial loan production:
Commercial mortgage banking division—on-going businesses	121	1	N/M	190	(36)%
Homebuilder division(1)—discontinued business activities	—	360	(100)%	22	(100)%

Total loan production	$9,712	$25,930	(63)%	$12,301	(21)%

Total pipeline of SFR mortgage loans in process at period end	$5,107	$16,112	(68)%	$7,506	(32)%

(1)
The amounts of home equity lines of credit ("HELOCs"), consumer construction loans and builder construction loans originated by these channels represent commitments.

        The following summarizes our loan production by product type for the periods indicated (dollars in millions):

	Three Months Ended
	March 31
			% Change	December 31, 2007	% Change
	2008	2007
Production by Product Type:
Standard first mortgage products:
Agency eligible(1)	$7,512	$11,830	(37)%	$8,356	(10)%
Prime jumbo(1)	670	6,816	(90)%	1,674	(60)%
Other prime(1)	—	2,073	(100)%	—	N/A
Subprime(1)	—	1,084	(100)%	186	(100)%

Total standard first mortgage products (S&P evaluated)	8,182	21,803	(62)%	10,216	(20)%
Specialty consumer home mortgage products:
HELOCs(2)/Seconds	42	1,703	(98)%	280	(85)%
Reverse mortgages	1,058	1,221	(13)%	1,164	(9)%
Consumer construction(2)	112	842	(87)%	385	(71)%
Government—FHA/VA(3)	197	—	N/A	44	348%

Subtotal SFR mortgage production	9,591	25,569	(62)%	12,089	(21)%

Commercial loan products:
Commercial real estate	121	1	N/M	190	(36)%
Builder construction commitments(2)	—	360	(100)%	22	(100)%

Total production	$9,712	$25,930	(63)%	$12,301	(21)%

Total S&P lifetime loss estimate(4)	0.23%	1.86%	(88)%	0.43%	(47)%

(1)
The loan production by product type provides a breakdown of standard first mortgage products by agency eligible, prime jumbo, other prime and subprime only. As the definition of various product types tends to vary widely in the mortgage industry, we believe further classification may not accurately reflect the credit quality of loans produced implied through such classification.

(2)
Amounts represent total commitments.

(3)
Amounts represent loans insured by the FHA and loans guaranteed by the VA.

(4)
All loss estimates reported here have been restated to use Standard & Poor's ("S&P") new 6.3 model which was released in March 2008. While our production is evaluated using the S&P's Levels model, the data are not audited or endorsed by S&P. S&P evaluated production excludes second liens, HELOCs, reverse mortgages, and construction loans.

Loan Sale and Distribution

        The following shows the various channels through which loans were distributed for the Company during the periods indicated (dollars in millions):

	Three Months Ended
	March 31
			December 31, 2007
	2008	2007
Distribution of Loans by Channel:
Sales to GSE's	84%	30%	75%
Private-label securitizations	1%	30%	25%
Whole loan sales, servicing retained	4%	39%	—
Whole loan sales, servicing released	11%	1%	—

Total loan sales percentage	100%	100%	100%

Total loan sales	$9,920	$24,537	$13,425

        Due to the disruptions in the secondary mortgage market, we have tightened our guidelines and focused primarily on GSE eligible mortgage products. As a result, sales to GSEs increased significantly to 84% of total loan distribution for the first quarter of 2008, up from 30% and 75% for the first quarter of 2007 and fourth quarter of 2007, respectively. We expect that a very high percentage of our loan sales going forward will be to the GSEs until the private MBS market recovers.

        In conjunction with the sale of mortgage loans, we generally retain certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, AAA-rated principal-only securities, prepayment penalty securities, late fee securities, investment and non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). During the quarter ended March 31, 2008, the calculation of gain (loss) on sales of loans included the retention of $135 million of MSRs and $1 million of residual securities. For more information on the valuation assumptions related to our retained assets, see "Table 15. Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities" of "Appendix A: Additional Quantitative Disclosures."

        The profitability of our loans is measured by the MBR margin, which is calculated using mortgage banking revenue divided by the amount of total loans sold. MBR includes total consolidated gain (loss) on sale of loans and the net interest income earned on mortgage loans held for sale by mortgage banking production division. Most of the gain (loss) on sale of loans resulted from the loan sale activities in our mortgage banking segment. The gain (loss) on sale recognized in the thrift segment is included in the MBR margin calculation.

        The following summarizes the amount of loans sold and the MBR margin during the periods indicated (dollars in millions):

	Three Months Ended
	March 31
			% Change	December 31, 2007	% Change
	2008	2007
Total loans sold	$9,920	$24,537	(60)%	$13,425	(26)%
MBR margin after production hedging	1.30%	1.11%	17%	0.77%	69%
MBR margin after credit costs	1.03%	0.88%	17%	(1.88)%	(155)%
Net MBR margin	1.03%	0.68%	51%	(2.18)%	(147)%

        For more details on our MBR margin, see "Table 6. MBR Margin" of "Appendix A: Additional Quantitative Disclosures."

MORTGAGE SERVICING DIVISION

        Servicing is a key component of our business model, as it is a natural complement to our mortgage production operations and its financial performance tends to run countercyclical to the mortgage production business. Our mortgage servicing platform remains a strong and stable source of profitability in the midst of the current mortgage market turmoil.

        Through MSRs retained from our mortgage banking activities, we collect fees and ancillary revenues for servicing loans sold into the secondary market. As interest rates rise and/or mortgage spreads widen, the expected life of the underlying loans is generally extended, which extends the life of the income stream flowing from those loans. This in turn increases the capitalized value of the associated MSRs. Conversely, as interest rates decline and/or mortgage spreads tighten, the value of the MSRs may also decline. To mitigate the potential volatility in the MSRs, we hedge this asset to earn a stable return throughout the interest rate cycle. For more information on servicing hedges, see the "Consolidated Risk Management Discussion" section.

        Our MSRs increased to $2,560 million at March 31, 2008 from $2,495 million at December 31, 2007. The lower mortgage interest rates were more than offset by gains in value in our hedging instruments and from a continued decline in actual prepayment speeds in the year. Actual prepayment speeds have declined due to the impact of tighter guidelines on available mortgage loans in the market and declining home prices limiting the refinance capability of consumers.

        Our servicing portfolio provides opportunities to cross sell other products, such as checking accounts, certificates of deposit, and other deposit services. In a declining interest rate environment, our servicing portfolio provides an existing base of customers who may be in the market to refinance. Capturing or "retaining" these customers helps mitigate the decline in the value of our mortgage servicing asset caused by prepayment of the original loan.

        The fair value of our MSRs is determined using discounted cash flow techniques benchmarked against a third-party opinion of value. Estimates of fair value involve several assumptions, including assumptions about future prepayment rates, market expectations of future interest rates, cost to service the loans (including default management costs), ancillary incomes, and discount rates. Prepayment speeds are projected using a prepayment model developed by a third-party vendor and calibrated for the Company's collateral. The model considers key factors, such as refinance incentive, housing turnover, seasonality, and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/swap curve, as well as collateral specific current coupon information. For further detail on the valuation assumptions, see "Table 15. Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities" of "Appendix A: Additional Quantitative Disclosures."

        The following provides additional details on the results for the mortgage servicing division for the periods indicated (dollars in millions):

	Mortgage Servicing Rights Channel	Servicing Retention Channel	Total Mortgage Servicing Division
Three Months Ended March 31, 2008
Operating Results
Net interest income (expense)	$(24.7)	$2.4	$(22.3)
Gain on sale of loans	—	17.2	17.2
Service fee income	67.2	—	67.2
Loss on securities	(1.8)	—	(1.8)
Other income	2.1	2.7	4.8

Net revenues	42.8	22.3	65.1
Operating expenses	14.5	14.7	29.2

Pre-tax earnings	28.3	7.6	35.9

Minority interests	2.2	0.2	2.4

Net earnings	$15.2	$4.4	$19.6

Performance Data
Average interest-earning assets	$224.8	$790.9	$1,015.7
Allocated capital	321.5	27.3	348.8
Loans produced	—	1,228.1	1,228.1
Loans sold	—	1,324.1	1,324.1
MBR Margin	N/A	1.30%	1.30%
ROE	19%	64%	23%
Net interest margin	N/A	1.19%	N/A
Average FTE	99	355	454
Three Months Ended March 31, 2007
Operating Results
Net interest income (expense)	$(8.0)	$3.0	$(5.0)
Gain (loss) on sale of loans	0.6	16.7	17.3
Service fee income	43.9	—	43.9
Loss on securities	(0.3)	—	(0.3)
Other income	1.8	2.0	3.8

Net revenues	38.0	21.7	59.7
Operating expenses	11.2	10.7	21.9
Deferral of expenses under SFAS 91	—	(3.1)	(3.1)

Pre-tax earnings	26.8	14.1	40.9

Net income	$16.2	$8.7	$24.9

Performance Data
Average interest-earning assets	$214.1	$694.5	$908.6
Allocated capital	300.4	31.7	332.1
Loans produced	—	1,118.4	1,118.4
Loans sold	—	1,177.6	1,177.6
MBR Margin	N/A	1.42%	1.47%
ROE	22%	111%	30%
Net interest margin	N/A	N/A	N/A
Average FTE	91	187	278
Quarter to Quarter Comparison
% change in net earnings	(6)%	(50)%	(21)%
% change in capital	7%	(14)%	5%

        SFR mortgage loans serviced for others reached $184.5 billion (including reverse mortgages and HELOCs) at March 31, 2008, with a weighted average coupon of 6.60%. In comparison, we serviced $156.1 billion of mortgage loans owned by others at March 31, 2007, with a weighted average coupon of 7.09%, and $181.7 billion at December 31, 2007, with a weighted average coupon of 6.89%.

        The following provides the activity in the servicing portfolio for the periods indicated (in millions):

	Three Months Ended
	March 31
			December 31, 2007
	2008	2007
Unpaid principal balance at beginning of period	$181,724	$139,817	$173,915
Additions	9,450	24,690	13,967
Loan payments and prepayments	(6,639)	(8,363)	(6,158)

Unpaid principal balance at end of period	$184,535	$156,144	$181,724

        The following provides additional information related to the servicing portfolio as of the dates indicated:

	March 31
			December 31, 2007
	2008	2007
By Product Type:
Fixed-rate mortgages	39%	35%	36%
Intermediate term fixed-rate loans	33%	32%	35%
Pay option adjustable-rate mortgages ("ARMs")	16%	21%	17%
Reverse mortgages	10%	9%	10%
HELOCs	1%	2%	1%
Other	1%	1%	1%

Total	100%	100%	100%

Additional Information(1):
Weighted average FICO(2)	703	703	702
Weighted average original loan-to-value ("LTV") ratio(3)	72%	72%	73%
Average original loan size (in millions)	$0.2	$0.2	$0.2
Percent of portfolio with prepayment penalty	29%	41%	33%
Portfolio delinquency (% of unpaid principal balance)(4)	8.26%	5.41%	7.31%
By Geographic Distribution:
California	43%	43%	43%
Florida	8%	8%	8%
New York	8%	8%	8%
New Jersey	4%	4%	4%
Virginia	3%	4%	4%
Others	34%	33%	33%

Total	100%	100%	100%

(1)
Portfolio delinquency is calculated for the entire servicing portfolio. All other information presented excludes reverse mortgages.

(2)
Fair Isaac Corporation ("FICO") scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower's credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

(3)
Combined loan-to-value ("CLTV") ratio for loans in the second lien position is used to calculate weighted average original LTV ratio for the portfolio.

(4)
Delinquency is defined as 30 days or more past the due date excluding loans in foreclosure.

THRIFT SEGMENT

        Our thrift segment invests in loans originated by our various production units as well as in MBS. We manage our investments in the thrift portfolio based on the extent to which the ROEs exceed the cost of both core and risk-based capital, or they are needed to support the core mortgage banking investments in mortgage servicing rights and residual and non-investment grade securities, if the ROEs are below our cost of capital. These investing activities provide core spread income and we believe, generally, a more stable return on equity. Additionally, the segment engages in consumer construction lending.

        Our thrift segment reported a $64 million net loss in the first quarter of 2008, as compared to net earnings of $18 million in the first quarter of 2007, primarily due to an increase in credit related costs. Credit related costs for the thrift segment are reflected in the provision for loan losses as well as the valuation of our investment grade, non-investment grade and residual securities. Credit costs in the thrift segment for the quarter ended March 31, 2008 totaled $223 million pre-tax compared with only $23 million for the quarter ended March 31, 2007. Although all the divisions in the thrift segment incurred higher credit costs in the first quarter of 2008, the majority of the increase was concentrated in the SFR Mortgage Loans HFI division.

        The following provides details on the results for divisions of our thrift segment for the periods indicated (dollars in millions):

	Investment Grade Securities Channel	Non- Investment Grade and Residual Securities Channel	Total Mortgage- Backed Securities Division	SFR Mortgage Loans HFI Division	Consumer Construction Division	Warehouse Lending Division	Total Thrift Segment
Three Months Ended March 31, 2008
Operating Results
Net interest income	$24.2	$12.8	$37.0	$45.2	$9.5	$0.1	$91.8
Provision for loan losses	—	—	—	(75.0)	(21.1)	—	(96.1)
Gain on sale of loans	—	—	—	(2.3)	3.2	—	0.9
Gain (loss) on securities	(25.6)	(27.4)	(53.0)	(0.6)	0.1	—	(53.5)
Other income (expense)	—	—	—	1.4	2.8	0.1	4.3

Net revenues (expense)	(1.4)	(14.6)	(16.0)	(31.3)	(5.5)	0.2	(52.6)
Operating expenses	0.3	1.0	1.3	31.8	11.0	0.5	44.6

Pre-tax loss	(1.7)	(15.6)	(17.3)	(63.1)	(16.5)	(0.3)	(97.2)

Minority interests	0.6	0.9	1.5	2.5	0.5	—	4.5

Net loss	$(1.7)	$(10.4)	$(12.1)	$(41.1)	$(10.6)	$(0.1)	$(63.9)

Performance Data
Average interest-earning assets	$6,638.6	$280.5	$6,919.1	$11,829.4	$2,480.7	$79.5	$21,308.7
Allocated capital	90.7	129.3	220.0	365.2	78.6	4.6	668.4
Loans produced	—	—	—	—	343.7	—	343.7
Loans sold	—	—	—	380.6	123.0	—	503.6
ROE	(7)%	(32)%	(22)%	(45)%	(54)%	(13)%	(38)%
Net interest margin, thrift.	1.46%	18.31%	2.15%	1.54%	1.55%	0.87%	1.73%
Efficiency ratio	(23)%	(7)%	(8)%	73%	70%	161%	102%
Average FTE	5	12	17	13	173	21	224
Three Months Ended March 31, 2007
Operating Results
Net interest income	$6.9	$10.8	$17.7	$14.3	$13.7	$1.5	$47.2
Provision for loan losses	—	—	—	(8.5)	(1.4)	(0.1)	(10.0)
Gain (loss) on sale of loans	—	—	—	(5.0)	8.9	—	3.9
Gain (loss) on securities	(0.2)	(1.4)	(1.6)	—	—	—	(1.6)
Other income (expense)	0.6	—	0.6	0.5	5.3	0.7	7.1

Net revenues (expense)	7.3	9.4	16.7	1.3	26.5	2.1	46.6
Operating expenses	0.3	0.4	0.7	1.6	15.9	0.8	19.0
Deferral of expenses under SFAS 91	—	—	—	—	(1.9)	—	(1.9)

Pre-tax earnings (loss)	7.0	9.0	16.0	(0.3)	12.5	1.3	29.5

Net earnings (loss)	$4.3	$5.5	$9.8	$(0.2)	$7.6	$0.7	$17.9

Performance Data
Average interest-earning assets	$4,406.2	$271.0	$4,677.2	$6,724.5	$2,646.5	$229.1	$14,277.3
Allocated capital	82.5	137.0	219.5	253.6	127.7	18.3	619.1
Loans produced	—	—	—	—	812.5	—	812.5
Loans sold	—	—	—	737.5	689.8	—	1,427.3
ROE	21%	16%	18%	—	24%	16%	12%
Net interest margin, thrift.	0.64%	16.04%	1.53%	0.86%	2.11%	2.59%	1.34%
Efficiency ratio	4%	4%	4%	16%	50%	40%	30%
Average FTE	4	5	9	11	391	29	440
Quarter to Quarter Comparison
% change in net earnings	(139)%	(290)%	(224)%	N/M	(238)%	(120)%	(456)%
% change in capital	10%	(6)%	—	44%	(39)%	(75)%	8%

        The following tables and discussion present supplemental information to help understand the composition and credit quality of the assets held in our thrift portfolios. This section refers to company-wide assets, a small portion of which may be held in our mortgage banking segment.

MORTGAGE-BACKED SECURITIES DIVISION

        The following provides the details of the MBS portfolio as of the dates indicated (in millions):

	March 31, 2008			March 31, 2007			December 31, 2007
	Trading	AFS	Total	Trading	AFS	Total	Trading	AFS	Total
Mortgage banking segment:
AAA-rated and agency interest-only securities	$49	$—	$49	$69	$—	$69	60	$—	$60
AAA-rated principal-only securities	89	—	89	56	—	56	88	—	88
Prepayment penalty and late fee securities	74	—	74	86	—	86	80	—	80

Total mortgage banking	212	—	212	211	—	211	228	—	228

Thrift segment:
AAA-rated non-agency securities	384	4,938	5,322	24	4,237	4,261	418	5,478	5,896
AAA-rated agency securities	—	41	41	—	58	58	—	45	45
AAA-rated and agency interest-only securities	—	—	—	6	—	6	—	—	—
Prepayment penalty and other securities	1	—	1	7	—	7	2	—	2
Other investment grade securities	289	434	723	67	262	329	368	517	885
Other non-investment grade securities	103	89	192	71	39	110	94	62	156
Non-investment grade residual securities	126	2	128	245	26	271	113	4	117

Total thrift	903	5,504	6,407	420	4,622	5,042	995	6,106	7,101

Total mortgage-backed securities	$1,115	$5,504	$6,619	$631	$4,622	$5,253	$1,223	$6,106	$7,329

        AAA-rated MBS represented 83%, 85% and 83% of the total portfolio at March 31, 2008, and 2007, and December 31, 2007, respectively. These securities had an expected weighted average life of 4.4 years, 2.8 years and 3.0 years at March 31, 2008, 2007, and December 31, 2007, respectively. Due to downgrades of investment grade securities, we anticipate an increase in non-investment grade securities. Such an increase could require that we hold additional capital against these securities.

        The capital markets have taken another turn for the worse with credit spreads widening significantly due to disrupted market conditions caused by uncertainty in the U.S. housing and mortgage markets, margin calls by Wall Street repo lenders on mortgage real estate investment trust and hedge funds, and other economic and financial uncertainties. As a result of this spread widening, the value of our MBS portfolio was adversely affected. We believe that most of any potential negative financial impact is not warranted by the present underlying performance and/or ratings of these assets and, therefore, any unrealized losses will likely reverse and have a positive financial impact in subsequent quarters, either when spreads tighten or over time via an increased asset yield. We have the intent and ability to continue to hold these assets to recovery as a result of funding our balance sheet with deposits, FHLB advances, long-term debt and equity.

        During April 2008, Moody's Investor Services ("Moody's") and Standard & Poor's Rating Services ("S&P") downgraded the ratings on significant number of MBS backed by non-agency collateral, including certain of those issued by Indymac and for which Indymac has retained interests in its MBS portfolio. A total of 29 bonds with carrying value of $160 million were downgraded. These downgrades will negatively impact the Company's Tier 1 risk-based capital ratio and total risk-based capital ratio as of June 30, 2008, as the risk-weighting of MBS is dependent upon the ratings provided by these rating agencies. For valuation of our financial instruments, refer to "Earnings—Impact of Recent Changes in Fair Value Accounting in our Financial Results" section.

SFR MORTGAGE LOANS HFI DIVISION

        The SFR mortgage HFI portfolio generates core spread income. These loans are priced to an ROE that exceeds our cost of capital and provides support for our Mortgage Banking Segment by providing liquidity. The portfolio has grown substantially in the previous two quarters as we have transferred non-GSE eligible loans into the portfolio that would have previously been sold in the secondary market.

        The following provides a composition of the SFR mortgage loans HFI portfolio and the relevant credit quality characteristics as of the dates indicated (dollars in millions):

	March 31
			December 31, 2007
	2008	2007
Outstanding balance(1)	$11,965	$5,214	$11,411
Average loan size	$0.3	$0.3	$0.3
Non-performing loans	9.47%	2.12%	6.47%
Estimated average life in years(2)	3.6	2.8	2.4
Estimated average net duration in month(3)	12.0	(2.7)	2.1
Annualized yield	6.35%	6.21%	7.03%
Percent of loans with active prepayment penalty	42%	38%	43%
By Product Type:
Fixed-rate mortgages	15%	7%	15%
Intermediate term fixed-rate loans	11%	14%	15%
Interest-only loans	43%	55%	43%
Pay option ARMs(4)	29%	22%	26%
Others	2%	2%	1%

	100%	100%	100%

Additional Information:
Average FICO score	694	714	693
Original average LTV (First liens)	76%	73%	76%
Current average LTV (First liens)(5)	79%	61%	76%
Geographic distribution of top five states:
Southern California	30%	34%	30%
Northern California	15%	21%	15%

Total California	45%	55%	45%
Florida	9%	6%	9%
New York	7%	4%	7%
New Jersey	3%	2%	3%
Maryland	3%	2%	3%
Others	33%	31%	33%

Total	100%	100%	100%

(1)
The outstanding balance at March 31, 2008 includes $271 million of lot loans.

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

(4)
The net increase in unpaid principal balance due to negative amortization was $15 million for the quarter ended March 31, 2008, which approximated the deferred interest recognized for the periods. As of March 31, 2008, approximately 92% (based on loan count) of our pay option ARM loans had negatively amortized, resulting in an increase of $117 million to their original loan balance or approximately 3.4% of the original UPB. This is an increase from 86% and 91% (based on loan count) at March 31, 2007 and December 31, 2007, respectively.

(5)
Current average LTV ratio is estimated based on the Office of the Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Area data for the first quarter of 2008 on a loan level basis.

CONSUMER CONSTRUCTION DIVISION

        Our consumer construction division provides construction financing for individual consumers who want to build a new primary residence or second home. The primary product is a CTP residential mortgage loan. This product typically provides financing for a construction term from 6 to 12 months and automatically converts to a permanent mortgage loan at the end of construction. The end result is a loan product that represents a hybrid activity between our portfolio lending and mortgage banking activities. As of March 31, 2008, based on the underlying note agreements, 82% of the construction loans will be converted to adjustable-rate permanent loans, 12% to intermediate term fixed-rate loans, and 6% to fixed-rate loans.

        The consumer construction division temporarily suspended all new CTP production on January 31, 2008 to help manage our balance sheet. Our consumer construction division had previously suspended lot and single spec production in 2007.

        During the first quarter of 2008, we entered into new consumer construction commitments of $112 million, which is a decrease of 87%, or $730 million, from the first quarter of 2007 and a decrease of 71%, or $273 million, from the fourth quarter of 2007. Approximately 72% of new commitments are generated through mortgage professional customers, and the remaining 28% of new commitments are retail originations. Consumer construction loans outstanding at March 31, 2008 decreased 3% from March 31, 2007 and 6% from December 31, 2007.

        We introduced a monthly adjusting construction period ARM product in 2006. The percentage of these adjustable-rate loans in our portfolio was 71% at March 31, 2008, compared to 39% and 72% at March 31, 2007 and December 31, 2007, respectively. The ratio of non-performing loans increased to 6.15% of the portfolio at March 31, 2008, compared to 1.23% and 3.31% at March 31, 2007 and December 31, 2007, respectively. The ratio of charged-off non-performing loans increased to 69% at March 31, 2008, compared to 59% and 29% at March 31, 2007 and December 31, 2007, respectively. Total charges taken against the portfolio was $22 million for the first quarter of 2008, up from $1 million and $12 million for the first quarter and fourth quarter of 2007, respectively. As a result, we adjusted the allowance for loan losses to $30 million at March 31, 2008, compared to $12 million and $32 million at March 31, 2007 and December 31, 2007, respectively. This resulted in a percentage of allowance for loan losses to recorded value of 1.36% at March 31, 2008, from 1.38% at December 31, 2007.

        Information on our consumer construction portfolio is presented below as of the dates indicated (dollars in millions):

	March 31
			December 31, 2007
	2008	2007
Outstanding balance	$2,196	$2,275	$2,343
Total commitments	$3,080	$3,625	$3,504
Average loan commitment	$0.6	$0.5	$0.6
Non-performing loans	6.15%	1.23%	3.31%
By Product Type:
Fixed-rate loans	29%	61%	28%
Adjustable-rate loans	71%	39%	72%

	100%	100%	100%

Additional Information:
Average LTV ratio(1)	73%	73%	73%
Average FICO score	722	712	722
Geographic distribution of top five states:
Southern California	31%	29%	30%
Northern California	13%	14%	12%

Total California	44%	43%	42%
Florida	7%	8%	7%
Washington	5%	4%	4%
New York	4%	4%	4%
Arizona	4%	3%	4%
Others	36%	38%	39%

Total	100%	100%	100%

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

        The mortgage-backed securities division and the mortgage servicing division are exposed to movements in the intermediate fixed-rate non-agency loan spreads. Mortgage spread is the difference between mortgage interest rates and LIBOR/interest rate swap rates. Tighter spreads benefit mortgage-backed securities valuations while wider spreads lead to slower projected prepayment speeds and an increase in the MSR value. Due to the inherent difficulty in hedging the movement of these spreads, the potential for an internal hedge exists whereby the risks from the spread movements will be shared between the two groups. The mortgage production division and the mortgage servicing division have entered periodically into formal inter-divisional transactions to economically hedge their respective financial risks to mortgage spreads for certain products in the absence of readily available derivative instruments. The impact of the hedges has been reflected in the respective channel results with the consolidation adjustment recorded under "Interdivision Hedge Transactions" within "Eliminations".

        The following provides additional details on deposits, treasury and eliminations for the periods indicated (dollars in millions):

			Eliminations
	Deposits	Treasury	Interdivision Loan Sales(1)	Interdivision Hedge Transactions	Other	Total
Three Months Ended March 31, 2008
Operating Results
Net interest income	$—	$9.7	$2.7	$—	$10.7	$23.1
Gain (loss) on sale of loans	—	—	(0.7)	(9.5)	(12.3)	(22.5)
Service fee income	—	—	—	111.9	3.6	115.5
Gain (loss) on securities	—	—	—	(102.4)	—	(102.4)
Other income	0.9	0.2	—	—	(1.4)	(0.3)

Net revenues (expense)	0.9	9.9	2.0	—	0.6	13.4
Operating expenses	6.5	11.6	—	—	(2.1)	16.0

Pretax earnings (loss)	(5.6)	(1.7)	2.0	—	2.7	(2.6)

Minority interests	—	1.1	—	—	—	1.1

Net earnings (loss)	$(3.4)	$(2.0)	$1.2	$—	$1.6	$(2.6)

Three Months Ended March 31, 2007
Operating Results
Net interest income	$—	$9.6	$9.1	$—	$5.6	$24.3
Gain (loss) on sale of MBS	—	—	(14.9)	(7.8)	0.5	(22.2)
Service fee income	—	—	—	7.8	(10.2)	(2.4)
Gain (loss) on securities	—	—	—	—	0.7	0.7
Other income	1.0	0.6	—	—	(0.6)	1.0

Net revenues (expense)	1.0	10.2	(5.8)	—	(4.0)	1.4
Operating expenses	6.5	11.7	—	—	(4.0)	14.2

Pretax loss	(5.5)	(1.5)	(5.8)	—	—	(12.8)

Net loss	$(3.4)	$(0.9)	$(3.2)	$—	$—	$(7.5)

(1)
Includes loans sold of $0.9 billion and $2.0 billion for the quarters ended March 31, 2008, and 2007, respectively.

CORPORATE OVERHEAD SEGMENT

        As previously mentioned, we do not allocate fixed corporate overhead costs to our profit center divisions, because the methodologies to do so are arbitrary and distort each division's marginal contribution to our profits. These unallocated corporate overhead costs are reported in the corporate overhead segment. The after-tax loss from this segment decreased from a loss of $29 million in the first quarter of 2007 to a loss of $25 million in the first quarter of 2008.

DISCONTINUED BUSINESS ACTIVITIES AND RESTRUCTURING CHARGES

        As conditions in the U.S. mortgage market have deteriorated, we exited certain production channels and are reporting them in a separate category in our segment reporting ("Discontinued Business Activities and Restructuring Charges"). These exited production channels include conduit, home equity and homebuilder channels. These activities are not considered discontinued operations as defined by SFAS 144 due to our significant continuing involvement in these activities. Of the $249 million in total credit costs we reported in the first quarter of 2008, $57 million were in these discontinued businesses, driving the total after-tax loss of $84 million for these discontinued businesses for the quarter. Also, embedded in this net loss was $44 million restructuring charges after-tax. There were no restructuring charges in the prior quarters. In January 2008, the Company initiated a program to reduce costs and improve operating efficiencies in response to the significant changes to its business model and market conditions.

        The following provides details on the results of our exited businesses for the periods indicated (dollars in millions):

	Discontinued Business Activities and Restructuring Charges
	Conduit Channel	Home Equity Division	Homebuilder Division	Prior Production Model	Other	Total
Three Months Ended March 31, 2008
Operating Results
Net interest income (expense)	$(0.6)	$6.9	$(0.1)	$0.6	$0.5	$7.3
Provision for loan losses	—	(20.0)	(15.0)	—	(0.4)	(35.4)
Loss on sale of loans	(6.2)	(2.6)	—	(12.4)	—	(21.2)
Service fee income (expense)	—	0.2	—	—	—	0.2
Loss on securities	—	(2.6)	—	—	—	(2.6)
Other income	—	2.1	—	—	—	2.1

Net revenues (expense)	(6.8)	(16.0)	(15.1)	(11.8)	—	(49.6)
Operating expenses	8.6	2.6	6.1	5.3	—	22.6
Restructuring charges	—	—	—	—	72.4	72.4

Pre-tax loss	(15.4)	(18.6)	(21.2)	(17.1)	(72.4)	(144.6)

Minority interests	—	0.6	0.2	—	0.1	0.9

Net loss	$(9.4)	$(12.1)	$(13.1)	$(10.5)	$(39.3)	$(84.4)

Performance Data
Average interest-earning assets
Allocated capital	$73.2	$1,890.3	$1,134.3	$71.0	$28.2	$3,197.0
Loans produced	3.9	91.7	34.8	9.2	1.9	141.5
Loans sold	—	0.2	—	—	—	0.2
MBR margin	122.1	57.6	—	—	—	179.7
ROE	(5.53)%	N/A	N/A	N/A	N/A	(11.78)%
Net interest margin	N/M	(53)%	(152)%	(457)%	N/M	(240)%
Net interest margin, thrift	(3.04)%	1.47%	(0.04)%	3.09%	6.52%	0.91%
Efficiency ratio	N/A	68%	N/M	N/A	4%	(159)%
Average FTE	6	56	78	3	—	143
Three Months Ended March 31, 2007
Operating Results
Net interest income	$20.1	$7.0	$15.1	$—	$0.5	$42.7
Provision for loan losses	—	(0.2)	—	—	(0.5)	(0.7)
Gain (loss) on sale of loans	(9.9)	8.1	—	—	—	(1.8)
Service fee income	—	0.5	—	—	—	0.5
Loss on securities	—	(4.1)	—	—	—	(4.1)
Other income (expense)	(0.1)	1.6	0.3	—	—	1.8

Net revenues (expense)	10.1	12.9	15.4	—	—	38.4
Operating expenses	8.7	4.6	6.1	—	—	19.4
Deferral of expenses under SFAS 91	—	(0.3)	(1.7)	—	—	(2.0)

Pre-tax earnings	1.4	8.6	11.0	—	—	21.0

Net earnings	$0.8	$5.3	$6.7	$—	$—	$12.8

Performance Data
Average interest-earning assets	$5,724.1	$1,563.7	$1,182.1	$—	$34.5	$8,504.4
Allocated capital	239.4	122.9	106.8	—	3.2	472.3
Loans produced	8,367.6	24.6	359.8	—	—	8,752.0
Loans sold	8,255.0	740.3	—	—	—	8,995.3
MBR margin	0.12%	N/A	N/A	—	N/A	0.20%
ROE	1%	17%	26%	—	(4)%	11%
Net interest margin	1.42%	1.82%	5.19%	—	5.86%	2.04%
Net interest margin, thrift	N/A	N/A	N/A	—	N/A	N/A
Efficiency ratio	N/A	33%	28%	—	11%	44%
Average FTE	177	82	125	—	—	384
Year to Year Comparison
% change in net earnings	N/M	(328)%	(295)%	N/A	N/M	N/M
% change in capital	(98)%	(25)%	(67)%	N/A	(39)%	(70)%

CONDUIT CHANNEL

        The conduit channel purchased pools of closed loans for portfolio, resale, or securitization and this channel was characterized by its low cost operations and quick asset turn times. For the quarter ended March 31, 2008, there were no loans produced by our discontinued conduit channel, as compared to $8.4 billion and $57 million for the quarters ended March 31, 2007 and December 31, 2007, respectively. We exited this channel in the fourth quarter of 2007 due to its inherently lower profit margins and the current uncertainty with respect to secondary market spreads and execution. The conduit channel recorded a net loss of $9 million for the quarter ended March 31, 2008, from net earnings of $1 million for the quarter ended March 31, 2007 and from a net loss of $49 million for the quarter ended December 31, 2007.

HOME EQUITY DIVISION

        The home equity division provides HELOC and closed-end second mortgages nationwide through our mortgage professionals and retail channels. We ceased new originations in this division from all but our retail deposit branches in the fourth quarter of 2007 as a response to extreme disruptions in the housing and mortgage markets.

        At March 31, 2008, our total HELOC servicing portfolio amounted to $4.1 billion, an increase of approximately $239 million from March 31, 2007 and a decrease of approximately $125 million from December 31, 2007. We produced $42 million of new HELOC commitments through our mortgage banking segment and internal channels during the first quarter of 2008, sold $58 million and realized a net loss on sale of $3 million. During the first quarter of 2007, we produced $725 million of HELOC loans and sold $740 million with a corresponding net gain on sale of $8 million. In the fourth quarter of 2007, we produced $280 million of new HELOC commitments, sold $68 million and realized a net loss on sale of $83 million.

        Our HELOC securitization agreements contain provisions that, under certain circumstances, the securitization enters a "rapid amortization period". During this period, all new draws on revolving HELOC loans are allocated to a seller's interest on our consolidated balance sheets. This causes the outstanding bonds to pay down quickly.

        Our securitization agreements generally treat our seller's interest as "pari passu" to the securitization trust. Accordingly, any cash received on the underlying loans is distributed on a pro-rata basis, and our seller's interest is not subordinated to the securitization trust, even in rapid amortization. As of March 31, 2008, none of our securitizations were in a rapid amortization period. Since our seller's interest is not subordinated, the expected impact on our financial statements is projected to be a modest increase in HELOC loans outstanding, which will likely be offset by the run-off in the existing HFI portfolio.

        All HELOC loans are adjustable-rate loans and indexed to the prime rate. Information on the combined HELOC portfolio, including both HFS and HFI loans, is presented as of the dates indicated (dollars in millions):

	March 31
			December 31, 2007
	2008	2007
Outstanding balance(1)	$1,498	$366	$1,460
Total commitments(2)	$2,840	$1,445	$2,911
Average spread over prime	1.13%	1.42%	1.16%
Average FICO score(3)	729	738	736
Average combined LTV ratio(4)	77%	76%	77%

(1)
Excludes seller's interest of $180 million, $192 million and $169 million at March 31, 2008, March 31, 2007 and December 31, 2007, respectively.

(2)
On funded loans.

(3)
The average FICO score is based on HELOC commitments.

(4)
The combined LTV ratio combines the LTV on both the first mortgage loan and the HELOC commitments.

        The following contains some additional information in our HELOC portfolio as of the dates indicated (dollars in millions):

	Outstanding Balance	Average Loan Commitment Balance	Average Spread Over Prime	Current Average FICO	30+ Days Delinquency %(1)
March 31, 2008
Combined LTV
96% to 100%	$65	$0.08	2.42%	699	10.81%
91% to 95%	236	0.08	1.73%	707	6.71%
81% to 90%	495	0.07	1.51%	710	6.54%
71% to 80%	409	0.12	0.59%	738	3.61%
70% or less	293	0.13	0.39%	750	2.43%

Total	$1,498	0.10	1.13%	729	5.15%

March 31, 2007
Combined LTV
96% to 100%	$41	$0.11	2.48%	718	11.00%
91% to 95%	64	0.09	2.21%	715	2.77%
81% to 90%	136	0.09	1.70%	719	3.17%
71% to 80%	70	0.15	0.41%	747	1.55%
70% or less	55	0.15	0.26%	754	0.56%

Total	$366	0.12	1.42%	738	3.27%

(1)
30+ days delinquency include loans that are more than 30 days past the due date including loans in foreclosure.

HOMEBUILDER DIVISION

        The rapid deterioration in the real estate markets and the ongoing disruption in the mortgage market nationwide continue to have a significant impact on our homebuilder borrowers and portfolio of loans. The homebuilder division continues to workout its portfolio of performing and non-performing loans toward pay-off or eventual foreclosure and sale. Effective fourth quarter of 2007, we ceased new originations and do not anticipate being in this business once all loans and/or REO are paid-off or liquidated. We are monitoring this portfolio very closely, as the housing markets are expected to continue to weaken, which affects both the underlying collateral values and the projected repayment sources for these loans. Accordingly, we expect to have additional downgrades, provisions for loan losses, and charge-offs relating to this portfolio.

        Adversely classified assets were $761 million, or 72% of the outstanding balance at March 31, 2008, up from $112 million, or 10%, and $675 million, or 56%, of the outstanding balances at March 31, 2007 and December 31, 2007, respectively. At March 31, 2008, non-performing loans rose to $552 million, up from $9 million and $480 million at March 31, 2007 and December 31, 2007, respectively.

        The increase in non-performing loans and adversely classified assets resulted in a provision to the allowance for loan losses of $15 million for the first quarter of 2008, or 1.32% of average loans, up from a zero provision for the first quarter of 2007 but down from $99 million, or 8.21% of average loans, for the fourth quarter of 2007. The total allowance for loan losses increased to $204 million, or 19.3% of the outstanding balance of total loans, at March 31, 2008, up from $20 million, or 1.74% of the outstanding balance of total loans and $199 million, or 16.66% of the outstanding balance of total loans, at March 31,

2007 and December 31, 2007, respectively. There were charge-offs of $10 million during the first quarter of 2008, while there were no charge-offs during the quarters ended March 31, 2007 and December 31, 2007. There were REO of $33 million at March 31, 2008, while there were no REO at March 31, 2007 and December 31, 2007.

        Information on our homebuilder portfolio is presented below as of the dates indicated (dollars in millions):

	March 31
			December 31, 2007
	2008	2007
Outstanding balance	$1,056	$1,173	$1,192
Total commitments	$1,362	$1,967	$1,662
Average loan commitments	$8	$10	$8
Non-performing loans	52.26%	0.77%	40.28%
REO	$33	$—	$—
Allowance for loan losses as a percentage of recorded value	19.30%	1.74%	16.66%
Additional Information:
Geographic distribution of top five states:
Southern California	41%	42%	37%
Northern California	30%	22%	29%

Total California	71%	64%	66%
Florida	7%	10%	10%
Illinois	6%	8%	7%
Oregon	4%	5%	4%
Arizona	3%	2%	3%
Others	9%	11%	10%

Total	100%	100%	100%

CONSOLIDATED RISK MANAGEMENT DISCUSSION

        We manage many types of risks with several layers of risk management and oversight, using both a centralized and decentralized approach. Our philosophy is to put risk management at the core of our operations and establish a unified framework for measuring and managing risk across the enterprise, providing our business units with the tools—and accountability—to manage risk. At the corporate level, this consolidated risk management is known as Enterprise Risk Management ("ERM"). ERM, in partnership with the Board of Directors and senior management, provide support to and oversight of the business units.

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

CAMELS FRAMEWORK FOR RISK MANAGEMENT

        The framework for organizing ERM is based on the six-point rating scale used by the Office of Thrift Supervision ("OTS"), our regulating body, to evaluate the financial condition of savings and loan associations. A discussion of the areas covered by CAMELS (Capital, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk) follows. See the "Risk Factors" section for risks related to deterioration in our regulatory capital position.

CAPITAL

        The Bank is subject to regulatory capital regulations administered by the federal banking agencies. As of March 31, 2008, the Bank met all of the requirements of a "well-capitalized" institution under the general regulatory capital regulations.

        Our business is primarily centered on single-family lending and the related production and sale of loans. Due to the disruption of the secondary markets, loan sales were adversely impacted, resulting in lower than normal volume. Thus, we significantly changed our production model and transitioned to primarily become a GSE lender.

        The accumulation of MSRs is a large component of our strategy. As of March 31, 2008, the capitalized value of MSRs was $2.6 billion. OTS regulations effectively impose higher capital requirements on the amount of MSRs that exceeds total Tier 1 capital. These higher capital requirements could result in lowered returns on our retained assets and could limit our ability to retain servicing assets and even cause our capital levels to decline significantly if the value of our MSRs grows.

Capital Ratios

        The following presents Indymac Bank's actual and the minimum required capital ratios to be categorized as "well-capitalized" as of March 31, 2008 (dollars in millions):

	Capital Ratios
	Tangible	Tier 1 Core	Tier 1 Risk-Based	Total Risk-Based
As reported on Thrift Financial Report(1)	5.74%	5.74%	9.00%	10.26%
Well-capitalized minimum requirement	2.00%	5.00%	6.00%	10.00%
Excess over well-capitalized minimum requirement	$1,198	$238	$547	$47

(1)
These capital ratios reflect two regulatory requirements that we believe do not fully reflect Indymac's financial condition. First, we are currently required to hold capital on a dollar-for-dollar basis against the portion of our mortgage servicing rights (MSR) that exceed our Tier 1 core capital, even though we have a long track record of successfully hedging this asset, and it is our highest earning asset in this environment. Excluding the penalty we receive on the MSR that exceeds our Tier 1 core capital, our capital ratios as of March 31, 2008 would be 6.07% Tier 1 core, 9.53% Tier 1 risk-based and 10.79% total risk-based.

Second, the regulations require us to exclude from our Tier 2 capital the portion of our allowance for loan losses (ALL) that exceeds the 1.25 percent of risk-weighted assets limitation. If we were further allowed to include in Tier 2 capital our ALL that exceeds 1.25% of our risk-weighted assets (in addition to the MSR waiver requested above), our capital ratios would be 6.07% Tier 1 core, 9.47% Tier 1 risk-based and 11.36% total risk-based.

        During April 2008, Moody's Investor Services ("Moody's") and Standard & Poor's Rating Services ("S&P") downgraded the ratings on significant number of MBS backed by non-agency collateral, including certain of those issued by Indymac and for which Indymac has retained interests in its MBS portfolio. A total of 29 bonds with carrying value of $160 million were downgraded. These downgrades will negatively impact the Company's Tier 1 risk-based capital ratio and total risk-based capital ratio as of June 30, 2008, as the risk-weighting of MBS is dependent upon the ratings provided by these rating agencies. Had these lowered ratings been in effect at March 31, 2008, our capital ratios would have been 5.74% Tier 1 core, 8.01% Tier 1 risk-based and 9.27% total risk-based.

        The Bank's regulatory capital compliance could be impacted by a number of factors, such as changes to applicable regulations, adverse action by our regulators, changes in our mix of assets, decline in real estate values, interest rate fluctuations, loan loss provisions and credit losses, or significant changes in the economy in areas where we have most of our loans, or future disruptions in the secondary mortgage market or MBS market. Any of these factors could cause actual future results to vary from anticipated future results and consequently could have an adverse impact on the ability of the Bank to meet its future minimum capital requirements. There are scenarios where we could be adequately capitalized during this crisis; regulatory response to being adequately capitalized is not known.

        We are currently forecasting that our balance sheet size will decline and our capital ratios will increase over the course of 2008 as we execute on our revised business model of primarily GSE lending. In addition, the Company has been raising capital in its DSPP. Total capital raised with DSPP in the first quarter of 2008 was $39 million and year-to-date through May 9, 2008 the Company has raised $97 million.

        The banking industry, in general, is heavily regulated. As a savings and loan holding company, we are subject to regulation by the OTS, and Indymac Bank is subject to regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). As noted above, OTS regulations specify minimum capital ratio requirements that must be maintained by a savings association to be considered a "well-capitalized" institution. A "well-capitalized" savings association must have a total risk-based capital ratio of at least 10% of risk-weighted assets, a Tier 1 risk-based capital ratio of at least 6% of risk-weighted assets, and a Tier 1 (core) capital ratio (sometime known as the "leverage ratio") of at least 5% of adjusted total assets. A savings association that falls below any one of these thresholds must maintain total risk-based capital of 8%, Tier 1 risk-based capital of 4%, and a Tier 1 (core) capital ratio of 4% in order to be considered "adequately capitalized." If any of the ratios fall below the "adequately capitalized" levels, then the association is deemed "undercapitalized" and becomes subject to various automatic and discretionary remedial actions by the OTS. As of March 31, 2008, Indymac Bank met all of the requirements of a "well-capitalized" institution under the prompt corrective action and regulatory capital regulations. However, there can be no assurances that we will be able to maintain the status of a "well-capitalized" institution in the future.

        If our regulatory capital position were to deteriorate such that we were classified as an "adequately capitalized" institution, we might not be able to use brokered deposits as a source of funds. A "well-capitalized" savings association or bank may accept brokered deposits without restriction. An "adequately capitalized" savings association must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits. In addition, certain interest-rate limits apply to the association's brokered and solicited deposits. Our brokered and solicited deposits represent funds that brokers gather from third parties and package in batches or that we solicit directly and on which we pay higher interest rates than are typically available for certificates of deposits. Although an institution could seek permission from the FDIC to accept brokered deposits if it were no longer considered to be a "well-capitalized" institution, the FDIC may deny permission, or may permit the institution to accept fewer brokered deposits than the level considered desirable. Even with a waiver, the interest rate limitations on brokered and solicited deposits could have the effect of reducing demand for some of the deposit products. If our level of deposits were to be reduced, either by the lack of a full brokered deposit waiver or by the interest rate limits on brokered or solicited deposits, we anticipate that we would reduce our assets and, most likely, curtail our lending activities. Other possible consequences of classification as an "adequately capitalized" institution include the potential for increases in our borrowing costs and terms from the FHLB and other financial institutions, as well as in our premiums to the Deposit Insurance Fund administered by the FDIC to insure bank and savings association deposits and in our assessment payments to OTS. Such changes could have an adverse effect on our operations.

        In addition, the OTS and the FDIC have broad discretion to impose various restrictions or remedial requirements upon us when they deem it appropriate which may adversely affect our operations. Although we are not currently under any such restrictions or subject to any such remedial requirements, such supervisory restrictions may include:

  •
  Restrictions on adding or changing directors or senior executive officers without giving prior notice to the OTS;

  •
  Prior review by the OTS of all employment contracts or compensation arrangements, including severance payments, to directors and senior executive officers;

  •
  Restrictions on increasing our assets during any quarter in excess of established thresholds; and

  •
  Restrictions on the payment of dividends or capital distributions, the issuance of debt securities or other incurrence of debt, and payments of any kind in excess of established thresholds, without the prior written approval of the OTS.

Capital Management and Allocation

        As a federally regulated thrift, we are required to measure regulatory capital using two different methods: core capital and risk-based capital. Under the core capital method, a fixed percentage of capital is required against each dollar of assets without regard to the type of asset. Under the risk-based capital method, capital is held against assets which are adjusted for their relative credit risk using standard "risk weighting" percentages. We allocate capital using the regulatory minimums for well-capitalized institutions for each applicable asset class. The ratios are below the regulatory minimums due to the use of trust preferred securities as a form of regulatory capital.

        The following provides information on the core and risk-based capital ratios for the two segments and each of their operating divisions for the three months ended March 31, 2008 (dollars in millions):

	Total Assets		Core				Risk-Based
	Average Assets	% of Total Assets	Avg. Allocated Capital	% of Total Capital	Capital/ Assets	ROE	Avg. Allocated Capital	% of Total Capital	Capital/ Assets	ROE
Mortgage Banking Segment:
Retail	$496.8	1.4%	$16.0	1.2%	3.2%	(314)%	$24.8	1.9%	5.0%	(203)%
Mortgage Professionals	1,851.4	5.4%	59.3	4.6%	3.2%	(45)%	64.2	5.0%	3.5%	(42)%
Financial Freedom	997.8	2.9%	109.3	8.4%	11.0%	7%	106.9	8.2%	10.7%	7%

Total Production Division	3,346.0	9.7%	184.6	14.2%	5.5%	(37)%	195.9	15.2%	5.9%	(36)%

Mortgage Servicing Rights	3,428.7	10.0%	217.7	16.8%	6.4%	29%	321.5	24.8%	9.4%	19%
Servicing/Customer Retention	797.4	2.3%	25.6	2.0%	3.2%	69%	27.3	2.1%	3.4%	64%

Total Mortgage Servicing Division	4,226.1	12.3%	243.3	18.8%	5.8%	33%	348.8	26.9%	8.3%	23%
Mortgage Bank Overhead	69.3	0.2%	2.2	0.2%	3.2%	N/A	8.4	0.6%	12.1%	N/A

Total Consumer Mortgage Banking	7,641.4	22.2%	430.1	33.2%	5.6%	(6)%	553.1	42.7%	7.2%	(5)%
Commercial Mortgage Banking	333.6	1.0%	10.7	0.8%	3.2%	(47)%	21.5	1.7%	6.5%	(24)%

Total Mortgage Banking	7,975.0	23.2%	440.8	34.0%	5.5%	(7)%	574.6	44.4%	7.2%	(6)%

Thrift:
Investment grade securities	6,706.1	19.5%	214.9	16.6%	3.2%	(2)%	90.7	7.0%	1.4%	(7)%
Non-investment grade and residuals	432.3	1.3%	13.8	1.1%	3.2%	(304)%	129.3	10.0%	29.9%	(32)%

Total Mortgage-Backed Securities	7,138.4	20.8%	228.7	17.7%	3.2%	(21)%	220.0	17.0%	3.1%	(22)%

SFR mortgage loans HFI division	11,923.4	34.7%	382.0	29.5%	3.2%	(43)%	365.2	28.2%	3.1%	(45)%
Consumer construction division	2,484.7	7.2%	79.6	6.1%	3.2%	(53)%	78.6	6.1%	3.2%	(54)%
Warehouse Lending division	74.4	0.2%	2.4	0.2%	3.2%	(25)%	4.6	0.4%	6.2%	(13)%

Total Thrift Segment	21,620.9	62.9%	692.7	53.5%	3.2%	(36)%	668.4	51.7%	3.1%	(38)%

Consumer Bank—Deposits	49.0	0.1%	1.6	0.1%	3.2%	N/A	1.5	0.1%	3.1%	N/A
Treasury	—	—	—	—	N/A	N/A	—	—	N/A	N/A
Eliminations	—	—	—	—	N/A	N/A	—	—	N/A	N/A

Total Operating	29,644.9	86.2%	1,135.1	87.6%	3.8%	(27)%	1,244.5	96.2%	4.2%	(24)%
Corporate overhead	1,588.6	4.8%	61.0	4.8%	3.8%	N/A	(91.1)	(7.1)%	(5.7)%	N/A

Total On-Going Businesses	31,233.5	91.0%	1,196.1	92.4%	3.8%	(34)%	1,153.4	89.1%	3.7%	(35)%

Discontinued Business Activities and Restructuring Charges:
Prior Production Model	128.6	0.4%	4.1	0.3%	3.2%	N/M	9.2	0.7%	7.2%	(457)%
Conduit	79.1	0.2%	2.5	0.2%	3.2%	N/M	3.9	0.3%	4.9%	N/M
Home equity division	1,898.1	5.5%	61.0	4.7%	3.2%	(79)%	91.7	7.1%	4.8%	(53)%
Homebuilder division	949.0	2.8%	30.4	2.3%	3.2%	(173)%	34.8	2.7%	3.7%	(152)%
Other	23.9	0.1%	0.8	0.1%	3.2%	N/M	1.9	0.1%	8.0%	N/M

Total Discontinued Business Activities and Restructuring Charges	3,078.7	9.0%	98.8	7.6%	3.2%	(343)%	141.5	10.9%	4.6%	(240)%

Total Company	$34,312.2	100.0%	$1,294.9	100.0%	3.8%	(57)%	$1,294.9	100.0%	3.8%	(57)%

        As the table shows, certain asset types require more or less capital depending on the capital measurement method. For example, non-investment grade and residual securities are allocated 3.2% core capital and 29.9% risk-based capital. These differing methods result in significantly different ROEs as shown. We attempt to manage our business segments and balance sheet to optimize capital efficiency under both capital methods.

ASSET QUALITY

        Indymac uses both a centralized and a decentralized approach to credit risk management. At the corporate level, ERM oversees the development of a framework (through people, policies and processes) for credit risk management that the business unit leaders use to document and "matrix manage" their credit and fraud risk. This framework includes the establishment and enforcement of strong corporate credit governance to maintain investment, lending and fraud policies that are simple, but highly effective. Each business unit has its own chief credit officer to oversee and implement these procedures. By tracking historical credit losses and factors contributing to the losses, we continuously implement changes to significantly reduce the likelihood of similar losses repeating. This ongoing analysis of credit performance provides a feedback loop that serves to continually refine and enhance credit risk policies.

        We assume risk through our origination of loans, investments in whole loans and mortgage securities, and our construction lending operations. As a result of standard representations and warranties to investors, we also retain credit exposure from repurchase obligations on certain types of mortgage sales.

        The following is a summary of reserves against our key credit risks as of March 31, 2008 (in millions):

Credit Risk Area	Reserve Type	Balance	"Reserve" Balance	UPB
Mortgage Banking:
Loans held for sale, excludes $2,411 million at fair value(1)	Market valuation reserve	$914	$—	$899
Repurchase risk(2)	Secondary market reserve	N/A	188	184,535
Thrift:
Loans held for investment(3)	Allowance for loan losses and estimated credit losses embedded in basis reductions due to loans transferred from HFS	16,726	964	16,851
Non-investment grade and residual securities(4)	Loss assumption in valuations	320	1,407	22,562
Foreclosed assets	Reduction in book value due to liquidation costs and/or property value deterioration	257	120	377

Total Credit Reserves			$2,679

(1)
Risks include possible borrower credit deterioration which could adversely impact loan salability; potential further deterioration of credit quality of loans previously repurchased for representation/warranty issues or through called deals; and actual losses exceeding losses that are assumed in our valuations. The reserve is for delinquent loans.

(2)
Risks include repurchase of impaired loans due to early payment default or other representation and warranty violations beyond the amount reserved at time of sale.

(3)
Risk includes credit losses exceeding the risk reserved for in the allowance. Total reserves include $483 million of allowance for loan losses.

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

        The following summarizes our non-performing assets as of the dates indicated (dollars in millions):

	March 31
			December 31, 2007
	2008	2007
Non-performing loans HFI	$1,847	$154	$1,308
Non-performing loans HFS(1)	—	137	6

Total non-performing loans	1,847	291	1,314
REO	257	33	196

Total non-performing assets	$2,104	$324	$1,510

Past due 90 days or more as to interest or principal and accruing interest	$3	$0.7	$4

Total non-performing assets to total assets	6.51%	1.09%	4.61%

(1)
The reduction in the non-performing loans HFS was because of the transfers made to HFI due to lack of market for delinquent/impaired loans.

        At March 31, 2008, non-performing assets as a percentage of total assets was 6.51%, increasing from 1.09% and 4.61% at March 31, 2007 and December 31, 2007, respectively. The weakening real estate market and the general tightening of underwriting in the mortgage industry continue to have a negative impact on our portfolios. It became increasingly difficult for distressed borrowers to find alternative financing in order to avoid foreclosure. This resulted in a higher percentage of loans going through foreclosure and a longer average time for us to liquidate our REO. We expect to have an even higher level of non-performing loans in the future due to the continued market disruption.

        Non-performing loans held for investment increased by $539 million from December 31, 2007 to $1.8 billion at March 31, 2008, while non-performing loans held for sale decreased by $6 million from December 31, 2007. As a result of the increased delinquencies in these portfolios, foreclosure activities rose during the period, leading to REO of $257 million at March 31, 2008.

        The following provides additional comparative data on non-performing loans for the loans HFI portfolio by division as of the dates indicated (in millions):

	March 31
			December 31, 2007
	2008	2007
SFR mortgage loans HFI	$1,117	$107	$736
Consumer construction	135	29	78
Warehouse lending	—	1	—

Total on-going businesses	1,252	137	814

Homebuilder	552	9	480
Other(1)	43	8	14

Total discontinued business activities	595	17	494

Total non-performing loans HFI	$1,847	$154	$1,308

Allowance for loan losses to non-performing loans HFI(2)	26%	44%	30%

(1)
Includes loans from the home equity and discontinued products divisions.

(2)
For March 31, 2008 and December 31, 2007, including the embedded credit reserves of $481 million and $474 million in transferred loans, increase this ratio to 52% and 67%, respectively.

        The increase in non-performing HFI loans is mainly seen in the SFR mortgage loans HFI division and the homebuilder division portfolios. As previously noted, the increase in non-performing loans in our SFR mortgage loans HFI division portfolio is primarily due to the delinquency worsening credit environment and declining home prices primarily as it relates to higher LTV products. The non-performing loans in our homebuilder division's portfolio are in markets that have seen both price and sales declines. For further discussion on this portfolio, see "Summary of Business Segment Results—Discontinued Business Activities—Homebuilder Division".

        Our non-accrual/non-performing loans by collateral type are summarized as follows (in millions):

	March 31
			December 31, 2007
	2008	2007
Homebuilder loans	$552	$9	$480
Consumer construction loans	135	28	78
SFR mortgage loans HFI and other non-accrual/non-performing loans	1,160	254	756

Total non-accrual/non-performing loans	$1,847	$291	$1,314

        As of March 31, 2008, non-accrual/non-performing loans include $865 million contractual unpaid principal balances ("UPB") and $698 million carrying amounts of transferred mortgage loans which had characteristics that were indicative of a significant change in credit quality since their origination date.

        Of the total non-accrual loans at March 31, 2008, $552 million of homebuilder loans were accounted for in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). As of December 31, 2007, there were $480 million of homebuilder loans accounted for in accordance with SFAS 114. For the quarters ended March 31, 2008 and December 31, 2007, the average balance for the SFAS 114 impaired loans was $237 million and $127 million, respectively. The allowance for loan losses related to those SFAS 114 impaired loans was $122 million and $95 million at March 31, 2008 and December 31, 2007, respectively. For the quarters ended March 31, 2008 and December 31, 2007, no interest income was recognized on the SFAS 114 impaired loans once they were impaired. There were no significant non-accrual loans accounted for under SFAS 114 at March 31, 2007.

        Troubled debt restructurings ("TDRs"), where management has granted a concession to a borrower experiencing financial difficulty, were approximately $269 million and $33 million as of March 31, 2008, and December 31, 2007, respectively. This includes approximately $180 million and $9 million of TDRs as of March 31, 2008 and December 31, 2007, respectively, that are not included as part of the total non-accrual/non-performing loans. We have no significant commitments to lend additional funds to borrowers with restructured loans.

Allowance for Loan Losses

        For the loans held for investment portfolio, ALL is established and allocated to various loan types for segment reporting purposes. The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on delinquency trends, prior loan loss experience, and management's judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continuously evaluates these assumptions and various relevant factors impacting credit quality and inherent losses. A component of the overall allowance for loan losses is not specifically allocated ("unallocated component"). The unallocated component reflects management's assessment of various factors that create inherent imprecision in the methods used to determine the specific portfolio allocations. Those factors include, but are not limited to, levels of and trends in delinquencies and impaired loans, charge-offs and recoveries, volume and terms of the loans, effects of any changes in risk selection and underwriting standards, other changes in lending policies, procedures, and practices, and national and local economic trends and conditions. As of March 31, 2008, the unallocated component of the total allowance for loan losses was $30 million, compared to $73 million at December 31, 2007.

        In the fourth quarter of 2007, the Company transferred mortgage loans with a net investment of $10.9 billion from HFS to HFI at the lower of cost or fair value as the Company no longer intended to sell these loans in the secondary market. These mortgage loans were transferred at LOCOM and the mortgage loans carrying value of $10.3 billion included a $0.6 billion impairment loss recorded as a component of gain/(loss) on sale primarily during the third and fourth quarters of 2007. A portion of the valuation reduction in net investment represents credit losses we estimated in determining the market value of these loans.

        Of the contractual UPB of $10.7 billion transferred mortgages, $3.2 billion contractual UPB of these transferred mortgage loans had characteristics that were indicative of a significant change in credit quality since their origination date. The difference between the contractual UPB and the carrying amount determined as of transfer date is attributable predominantly to credit considerations, specifically expected losses on uncollectible principal balances. To the extent the Company determines the remaining future anticipated cash flows on this pool of mortgage loans have declined below the original estimate as of transfer date, an impairment is recognized through the allowance for loan losses. As of March 31, 2008, included in the allowance for loan losses is $25 million for credit losses for this pool.

        The carrying amount of those loans included in loans held for investment are as follows (in millions):

	March 31, 2008	December 31, 2007
Contractual UPB	$2,852	$3,052
Discount	(327)	(398)

Carrying amount	2,525	2,654
Allowance for loan losses	(25)	—

Carrying amount, net of allowance	$2,500	$2,654

        The following summarizes the activity in this pool (in millions):

	March 31, 2008		December 31, 2007
	Discount	Net Book Value	Discount	Net Book Value
Balance, beginning of period	$(398)	$2,654	$(429)	$2,741
Realized losses(1)	76	(84)	19	(50)
Cash collections and prepayments	—	(40)	—	(59)
Yield income recognition(2)	(5)	(5)	12	22

Balance, end of period	$(327)	$2,525	$(398)	$2,654

(1)
Realized losses include transfers to REO, short sales and charge-offs on second lien collateral.

(2)
With respect to income recognition for discounts attributable to observed credit degradation of this pool, the Company utilizes an income recognition approach whereby only the collectible portion of the discount to par is amortized using the constant effective yield method. Amounts for the first quarter of 2008 reflect an immaterial adjustment to yield income.

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

        The following summarizes our loans HFI portfolio by division and the corresponding allowance for loan losses as of March 31, 2008 (dollars in millions):

By Division	Recorded Value	Allowance for Loan Losses	Total Reserves as a Percentage of Book Value
SFR mortgage loans HFI	$11,937	$194	1.63%
Consumer construction	2,196	30	1.36%
Warehouse lending	12	—	—%

Total on-going businesses	14,145	224	1.58%

Homebuilder	1,056	204	19.30%
Home equity	1,498	49	3.28%
Other	27	6	19.99%

Total discontinued business activities	2,581	259	10.01%

Total HFI portfolio at March 31, 2008	$16,726	$483	2.89%

Total HFI portfolio at December 31, 2007	$16,454	$398	2.42%

        For the homebuilder division, the allowance for loan losses as of March 31, 2008 increased to $204 million, or 19.3% of the outstanding balance of its portfolio, from $199 million at December 31, 2007. We are monitoring this portfolio very closely due to rapidly changing conditions affecting both the underlying collateral values and the projected repayment sources in the current environment. The allowance for loan losses increased on the SFR mortgage loans HFI division, homebuilder division, and home equity division portfolios. This increase in the allowance for loan losses, as well as higher realized delinquency rates and other current environmental factors, have resulted in our projecting higher future losses than were previously expected.

        Summarized below are changes to the allowance for loan losses for the periods indicated (dollars in millions):

	Three Months Ended
	March 31
			December 31, 2007
	2008	2007
Balance, beginning of period	$398	$62	$162
Allowance transferred to loans HFS	(1)	(2)	(6)
Provision for loan losses	132	11	269
Charge-offs:
SFR mortgage loans HFI division	(14)	(2)	(16)
Consumer construction division	(23)	(1)	(12)
Other(1)	(11)	(2)	(1)

Total charge-offs	(48)	(5)	(29)

Recoveries:
SFR mortgage loans HFI division	1	1	1
Consumer construction division	—	—	—
Other(1)	1	1	1

Total recoveries	2	2	2

Total charge-offs, net of recoveries	(46)	(3)	(27)

Balance, end of period	$483	$68	$398

Annualized charge-offs to average loans HFI	1.14%	0.15%	0.84%

(1)
Includes loans from the warehouse lending, home equity and discontinued divisions.

        In the first quarter of 2008, net charge-offs increased to $46 million from $3 million in the first quarter of 2007, primarily in the SFR mortgage loans HFI division and the consumer construction division portfolios. This is consistent with the overall conditions in both the mortgage and the housing markets that contributed to the overall increase in delinquencies and loans migrating through the foreclosure process.

        The charge-off policy for the SFR first lien mortgage loans was revised as of January 1, 2008. Previously, loan losses were charged-off against the allowance for loan loss when available information confirmed that specific loans or portions thereof were uncollectible. The charge-off was based on our estimate of value of the collateral securing the loan. This initial assessment of whether a charge-off was required was made no later than the 180th day of delinquency. Under the revised policy, the Company evaluates these SFR first lien mortgage loans for impairment under SFAS 114 when these loans are 180 days past due. The allowance for loans identified as impaired is based on an estimate of recoverability and value of the collateral securing the loans. This impairment valuation allowance is established with reference to the difference between the loan's carrying value and the estimated fair value of the collateral securing the loan reduced by the cost to sell the collateral. As of March 31, 2008, the specific valuation allowance related to the 180 days past due SFR first lien mortgage loans was $33 million.

        While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, further declines in real estate values, delinquency levels, foreclosure rates, or loss rates. The level of allowance for loan losses is also subject to review by the OTS. The OTS may require the allowance for loan losses to be increased based on its evaluation of the information available to it at the time of its examination of the Bank.

        With respect to mortgage loans HFS, pursuant to the applicable accounting rules, we do not provide an allowance for loan losses. Instead, a component for credit risk related to loans HFS (excluding those loans where we elected fair value) is embedded in the market valuation for these loans. Given the changes in our production volume and quality, we expect this amount to be significantly less this year than in 2007.

Credit Discounts

        The following summarizes our HFS portfolio, the corresponding market valuation reserves and non-performing assets as of the dates indicated (dollars in millions):

	March 31
			December 31, 2007
	2008	2007
Loans HFS before market valuation reserves (excluding HFS loans at fair value)	$923	$10,579	$3,778
Market valuation reserves(1)	9	(65)	(3)

Net loans HFS portfolio	$914	$10,514	$3,775

Market valuation reserves as a % of gross loans HFS	1.00%	0.62%	0.09%

Non-performing loans HFS before market valuation reserves	$—	$174	$8
Market valuation reserves	—	(37)	(2)

Net non-performing loans HFS	$—	$137	$6

Non-performing loans held for sale as a % of net loans HFS portfolio	—%	1.30%	0.15%

(1)
The LOCOM reserve on the current loans was approximately $8.7 million at March 31, 2008, which is included in the market valuation reserves of $9 million above. At March 31, 2008, approximately $450 thousand of the total market valuation reserve is credit-related.

        We adopted SFAS 159 effective January 1, 2008 and elected the fair value option for certain existing and new loans held for sale, including reverse mortgage loans. As a result of this adoption, loans held for sale recorded at fair value as of March 31, 2008 were $2.4 billion. For further information on SFAS 159, refer to "Notes to Consolidated Financial Statements—Note 5, Fair Value of Financial Instruments".

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

        The following reflects our loan sale and repurchase activities for the periods indicated (dollars in millions):

	Three Months Ended
	March 31
			December 31, 2007
	2008	2007
Loans sold:
GSEs and whole loans	$9,862	$17,146	$10,033
Securitization trusts	58	7,391	3,392

Total	$9,920	$24,537	$13,425

Total repurchases	$29	$224	$51

Repurchases as a percentage of total loans sold during the period	0.35%	0.91%	0.38%

        The following reflects the activity in the secondary market reserve during the periods indicated (in millions):

	Three Months Ended
	March 31
			December 31, 2007
	2008	2007
Balance, beginning of period	$180	$34	$57
Additions/provisions	24	32	145
Charges for losses on repurchased loans	(16)	(15)	(22)

Balance, end of period	$188	$51	$180

        Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and assessment of the probability of investor claims. Small changes in assumptions could result in a significantly higher or lower estimate. While the ultimate amount of repurchases and claims is uncertain, management believes the reserve is adequate. The provision for the secondary market reserve decreased to $24 million for the quarter ended March 31, 2008, from $145 million for the quarter ended December 31, 2007. This decline in the provision is due to a significantly smaller supplemental accrual for additional losses associated with loans sold prior to the first quarter of 2008. We had charges to the secondary market reserve of $16 million in the first quarter of 2008, mainly for mark-to-market adjustments on loans repurchased during the year, of which 80/20s accounted for over 80% of the adjustments. As previously noted, we no longer originate 80/20 loans1. We will continue to evaluate the adequacy of our reserve and allocate a portion of our gain/loss on sale proceeds to the reserve going forward although we cannot predict at this time the extent to which we will allocate such gain/loss on sale to the reserve. This secondary market reserve is included on the consolidated balance sheets as a component of "Other liabilities".

1
An 80/20 loan is a 100% financing in the form of two loans. One loan is at 80% LTV and the other is called piggyback second at 20% LTV.

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

        The following shows more information on our non-investment grade and residual securities as of or for the periods indicated (dollars in millions):

	As of or For the Three Months Ended
	March 31
			December 31, 2007
	2008	2007
Non-investment Grade and Residual Securities:
Fair market value	$320	$271	$272
As a percentage of tier 1 core capital	18%	13%	14%
UPB of underlying collateral	$22,562	$15,505	$22,437
Credit reserves embedded in value	$1,407	$620	$1,262
Additions to credit reserves	$301	$160	$505
Net charge-off (losses)	$156	$17	$78
Credit reserves as a percentage of NPAs	58%	84%	78%

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

        Models are used as key decision making tools in executing transactions, such as the pricing and trading of loans, and in hedging risks. They are also used to assist us in valuing assets and liabilities that do not have readily available market prices. Given the importance of these models to our operations and financial position, it is the responsibility of Corporate Model Management and Research ("CMMR") to develop and maintain an effective model management framework across the Company. CMMR determines that key models are consistent and accurate (e.g., utilize the best available assumptions, particularly for prepayment and credit) across the enterprise and result in the correct economic decisions being made and assets and liabilities being properly valued (both on a GAAP and economic basis).

EARNINGS

        Our regulators evaluate the quality and consistency of our earnings. See "Narrative Summary of Consolidated Financial Results" and "Summary of Business Segment Results" for a discussion of the results of our operations for the three months ended March 31, 2008.

Impact of Recent Changes in Fair Value Accounting in our Financial Results

        Our financial results for the first quarter of 2008 were affected by our adoption of the new accounting standard related to the valuation of our financial instruments.

Fair Value of Financial Instruments

        The Company adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value measurements, establishes a framework for measuring fair value and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). SFAS 157 categorizes the inputs to valuation techniques into a three-level hierarchy based on the extent to which the measurement relies on observable market inputs in measuring fair value. Assets and liabilities are classified within this hierarchy in their entirety based on the lowest level of any input that is significant to the fair value measurement.

        The use of fair value to measure our financial instruments is fundamental to our financial statements and is a critical accounting estimate because a substantial portion of our assets and liabilities are recorded at estimated fair value. Financial instruments carried at fair value under a Level 1 include inputs based on unadjusted quoted prices in active markets for those identical financial instruments. The financial instruments recorded under Level 2 are valued primarily utilizing inputs or prices that are observable in the marketplace, can be derived from observable market data or corroborated by observable levels at which transactions are executed. Because financial instruments classified as Level 3 are generally based on unobservable inputs, the process to determine fair value is generally more subjective and involves management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

        Level 3 recurring assets totaled $10.1 billion as of March 31, 2008, which represented a significant increase from our Level 3 recurring assets as of January 1, 2008. Transfers into level 3 consisted primarily of investment grade private-label mortgage-related securities backed by non-agency loans. The increase during the first quarter of 2008 primarily reflected the ongoing effects of the significant disruption in the mortgage market and severe reduction in market liquidity for certain mortgage products, such as private-label mortgage-related securities backed by non-agency loans. Because of the reduction in recently executed transactions and market price quotations for these instruments, the market inputs for these instruments became less observable. Our determination of the fair values of our Level 3 assets, as described herein, involves significant judgment and, in our view, results in a reasonable measurement of fair value in accordance with the requirements of generally accepted accounting principles. These recorded fair values could be significantly in excess of the actual proceeds that would be received if we were forced to sell these assets in a short period of time into the current market which is characterized by illiquidity and opportunistic pricing by a limited number of buyers. In addition, given the current market illiquidity characterized by a lack of relevant and reliable market inputs for the private-label mortgage-related securities, had we relied solely on broker market indications the fair values of the trading securities would have declined by approximately $120 million.

        We have control processes in place to validate the fair value of our financial instruments. Our control processes provide for segregation of duties and oversight of our fair value methodologies and valuations by our Asset Liability Valuation Committee. Valuations are performed by personnel independent of our business units. Valuation models are regularly reviewed and approved for use for specific products by the Chief Risk Officer, which also is independent from our business units. Any changes to the valuation methodology or pricing are reviewed by the Asset Liability Valuation Committee to confirm the changes are appropriate. We continue to refine our valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent.

        See "Notes to Consolidated Financial Statements—Note 5—Fair Value of Financial Instruments" and our "Critical Accounting Policies and Judgments" section of this Form 10-Q for further information regarding SFAS 157, including the classification within the three-level hierarchy of all of our assets and liabilities carried in our consolidated balance sheet at fair value as of March 31, 2008.

LIQUIDITY

        The secondary market for MBS and asset-backed securities ("ABS") continued to experience a significant disruption resulting in a further decline in overall market liquidity. In response to these disruptions, we further increased our emphasis in our funding strategy to deposits and borrowings from the Federal Home Loan Bank ("FHLB"). As a result of this effort, we were able to increase our deposits by $1.1 billion during the first quarter of 2008.

        Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, MBS and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the FHLB and borrowings. The sources used vary depending on such factors as current liquidity in the market, rates paid, collateral requirements, maturities and the impact on our capital. Additionally, we may occasionally securitize mortgage loans that we intend to hold for investment to lower our costs of borrowing against such assets and reduce the capital requirement associated with such assets.

        At March 31, 2008, we had total liquidity of $4.1 billion consisting of $0.7 billion in short-term liquidity (primarily cash), and $3.4 billion in operating liquidity, which represents unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. The operating liquidity includes $1.3 billion in financing available at the Federal Reserve Discount Window. We currently believe our liquidity level is sufficient to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.

        The following presents the components of our major sources of funds as of the dates indicated (in millions):

	March 31
			December 31, 2007
	2008	2007
Deposits	$18,938	$11,452	$17,815
Advances from FHLB	10,359	10,350	11,189
Trust preferred debentures	441	430	441
Other borrowings:
Asset-backed commercial paper	—	1,865	—
Loans and securities sold under agreements to repurchase	—	1,479	—
HELOC notes payable	192	539	211

Total other borrowings	192	3,883	211

	$29,930	$26,115	$29,656

Principal Sources of Cash

Loan Sales and Securitizations

        Our business model has relied heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of our liquidity. Due to the disruption of the MBS and ABS secondary markets, loan sales and securitizations were adversely impacted, resulting in lower than normal volume. Thus, we significantly changed our production model and transitioned to become a GSE lender. During the quarter ended March 31, 2008, we sold $9.9 billion of mortgage loans, which represented approximately 103% of our funded mortgage loans during the quarter, to investors: (1) GSEs and (2) whole loan investors. Our prime SFR mortgage loans HFI portfolio also acquired $0.8 billion of loans for our portfolio of HFI mortgage loans from our HFS portfolio due primarily to our inability to sell these loans in the secondary market. These loans will also provide future interest income.

The remainder of our funded mortgage loans during the quarter is retained in our HFS portfolio for future sale.

        Our business model has been negatively impacted as our sales channels continue to be disrupted. If these disruptions continue, or there are other economic events or factors beyond our control, our earnings could continue to be negatively impacted.

Deposits/Retail Bank

        We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 33 branches in Southern California and our telebanking, Internet, and Brokered Deposits and Institutional channels. Through our web site at www.imb.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information, and pay their bills conveniently from any computer terminal. Total deposits increased to $18.9 billion at March 31, 2008, up from $11.5 billion at March 31, 2007, and $17.8 billion at December 31, 2007.

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

        Currently, Indymac Bank is approved for collateralized advances from the FHLB of up to $16.3 billion. At March 31, 2008, advances from the FHLB totaled $10.4 billion, of which $6.5 billion were collateralized by mortgage loans and $3.9 billion were collateralized by MBS.

Other Borrowings

        Other borrowings, excluding the subordinated debentures underlying the trust preferred securities, consist of loans and securities sold under committed financing facilities and uncommitted agreements to repurchase, and notes payable. Total other borrowings decreased to $192 million at March 31, 2008, from $211 million at December 31, 2007. Our repurchase agreement borrowings remained unused as of March 31, 2008, as a result of our strategy to increase our deposits and advances from the FHLB. Additionally, during the first quarter of 2008, due to the continued disruption in the extendible ABCP market, we elected to terminate the North Lake Capital Funding Program, an extendible ABCP lending facility.

Trust Preferred Securities, Warrants and Bank Preferred Stock

        From time to time, we have also raised capital through public and private debt offerings, including the issuance of a WIRES unit and trust preferred securities by IndyMac Bancorp and perpetual preferred stock by the Bank.

Warrants and Income Redeemable Equity Securities

        On November 14, 2001, IndyMac Bancorp completed an offering of Warrants and Income Redeemable Equity Securities ("WIRES") to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and warrants to purchase IndyMac Bancorp's common stock. These units are traded publicly on the NYSE. As part of this transaction, IndyMac Bancorp issued subordinated debentures to, and purchased common securities from, the trust. The yield on the subordinated debentures and the common securities is the same as the yield on the trust preferred securities. As of March 31, 2008, there were approximately $44 million of subordinated debentures outstanding. Interest payments on the subordinated debentures and the related distributions on the trust preferred securities may be deferred for a period of up to 20 full quarterly interest payment periods. Any deferred interest payments will continue to accrue for the duration of such extension period and will become payable upon the end of the extension period. If interest payments are deferred, (a) no dividend or other distributions may be made on any of IndyMac Bancorp's capital stock, and (b) no principal or interest payments may be made on debt securities that rank equally with or junior to the debentures underlying the preferred securities comprising the WIRES. As part of the unit, we also issued 3,500,000 warrants, each convertible at any time at the option of the holder into 1.5972 shares of IndyMac Bancorp's common stock as part of the WIRES offering. Beginning on November 14, 2006, IndyMac Bancorp has the option to redeem the warrants for cash equal to the warrant value subject to the conditions in the prospectus. No warrants were exercised in the first quarter of 2008. To date, total warrants of 2.6 million have been exercised and converted into a total of 4.2 million shares of IndyMac Bancorp's common stock.

Trust Preferred Securities

        Indymac Bancorp did not issue any new trust preferred securities during the first quarter of 2008. To date, IndyMac Bancorp has issued $398 million in trust preferred securities (without warrants attached) with interest rates ranging from 5.83% to 7.37%. Interest rates on these securities are fixed for terms ranging from 5 to 10 years, after which the rates reset quarterly indexed to 3-month LIBOR. The securities can be called at the option of IndyMac Bancorp five or ten years after issuance. In each of these transactions, IndyMac Bancorp issued subordinated debentures to, and purchased common securities from, each of the trusts. The rates on the subordinated debentures and the common securities in each of these transactions match the rates on the related trust preferred securities. The proceeds of these securities have been used in ongoing operations. Interest payments on the trust preferred may be deferred for a period of up to 20 full quarterly interest payment periods. Any deferred interest payments will accrue additional interest at the same rate as the trust preferred and will become payable upon the end of the extension period. If interest payments are deferred, (a) no dividend or distributions may be made on junior securities of IndyMac Bancorp or any subsidiaries (including the Bank Preferred and IndyMac Bancorp's common stock), except intracompany distributions and dividends, and (b) no principal or interest payments may be made on debt securities that rank equally with or junior to the trust preferred.

        Recorded values of the subordinated debentures underlying the trust preferred securities and the WIRES, which represent the liabilities due from us to the trusts, totaled approximately $441 million at March 31, 2008 and December 31, 2007. These subordinated debentures are included in "Other borrowings" on the consolidated balance sheets.

Indymac Bank's Preferred Stock

        In the second quarter of 2007, the Bank received approximately $491 million in net proceeds from the issuance of 20 million shares of Series A Perpetual Non-Cumulative Fixed Rate Preferred Stock (the "Series A Preferred Stock"). As of March 31, 2008, $491 million is reflected as "Perpetual preferred stock in subsidiary" on the consolidated balance sheets. Dividends, when and if declared by the Bank's Board of Directors, are payable quarterly at a rate of 8.5%. The Bank may suspend dividend payments on the Bank Preferred indefinitely. The dividends are non-cumulative, the holders of Bank Preferred will not have any right to receive any suspended dividend, and no interest is due on suspended dividends paid after the scheduled payment date. However, after six suspended quarterly dividend payments, the Bank Preferred holders may elect two additional directors to the Bank's board until payments have resumed for three consecutive quarters or their equivalent and pays (or declares and sets aside for payment) dividends in full for the fourth consecutive dividend. If dividend payments are suspended, no dividend may be made on the Bank's junior securities, including its common equity, but payments may still be made by IndyMac Bancorp on its securities.

        Effective May 7, 2008, in order to preserve capital, the Board of Directors of IndyMac Bancorp and the Bank made the prudent decision to exercise our contractual rights to defer until further notice the quarterly interest on IndyMac Bancorp's WIRES and trust preferred securities and to suspend until further notice the regular quarterly dividend on the Bank's Series A Preferred Stock, as this represents the most efficient and least dilutive means of generating capital in the current environment. The contractual provisions in these preferred securities that allow us to take these actions were clearly put in place for extraordinary times and events such as we are now experiencing, and the presence of these provisions is one reason why these preferred securities are considered "core" capital for regulatory purposes. Taking these actions will improve our cash flow by $7.4 million per quarter at the holding company, enabling us to contribute more capital to the Bank and preserve capital of $10.6 million per quarter (which also flows directly to earnings) directly at the Bank. We view the deferral/suspension of the interest/dividends on the preferred stock issues as being temporary, and once the market stabilizes and Indymac returns to profitability, we anticipate resuming the interest/dividend payments and paying the accumulated deferred interest on the holding company trust preferred.

Direct Stock Purchase Plan

        Our DSPP offers investors the ability to purchase shares of our common stock directly over the Internet. During the quarter ended March 31, 2008, we raised $39 million of capital by issuing 7,067,104 shares of common stock through this plan. We have raised $97 million through this program year-to-date through May 9, 2008.

        On March 31, 2008, the Board approved the issuance of an additional 10 million shares of our common stock through the DSPP. These shares were registered on April 3, 2008 through the filing of a prospectus supplement with the SEC. On April 25, 2008, the Board approved the issuance of an additional 10 million shares of our common stock through the DSPP and the shares were registered on May 2, 2008 through the filing of a prospectus supplement with the SEC.

SENSITIVITY TO MARKET RISK

        A key area of risk for us is interest rate risk sensitivity. This is due to the impact that changes in interest rates can have on the demand for mortgages, as well as the value of loans in our pipeline and assets on our balance sheet, particularly the valuation of our MSRs. To manage interest rate risk sensitivity we have a Centralized Interest Rate Risk Group ("CIRRG"). CIRRG fosters an interest rate and market risk management culture throughout the Company and exists to assist in protecting the Company from unexpected losses, earnings surprises and reputation damage due to interest rate risk. It also provides management and the Board with a better understanding of the trade-offs between risk and rewards, leading to smarter risk management and investment decisions, and more consistent and generally higher long term returns on equity. We hedge our assets at the portfolio level to ensure accountability and make certain that each portfolio can stand on its own.

        To evaluate our ability to manage interest rate risk, there are a number of performance measures we track. These include net interest margin for both the total Company as well as our segments, the fluctuation in net interest income and expense and average balances, and the net portfolio value of our net assets.

Net Interest Margin

        The following presents information regarding our consolidated average balance sheets (all segments are combined), along with the total dollar amounts of interest income and interest expense and the weighted-average interest rates for the periods indicated (dollars in millions):

	Three Months Ended
	March 31, 2008			March 31, 2007			December 31, 2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Securities	$7,076	$127	7.22%	$5,378	$92	6,96%	$6,734	$117	6.87%
Loans held for sale	4,865	79	6.57%	14,443	252	7.08%	9,614	170	7.00%
Loans held for investment	13,229	209	6.35%	7,117	109	6.21%	9,883	175	7.03%
Builder construction loans	762	8	4.31%	789	20	10.15%	816	14	6.82%
Consumer construction loans	2,251	39	6.92%	2,158	44	8.20%	2,314	46	7.85%
Investment in Federal Home Loan Bank stock and other	1,307	16	4.78%	1,144	16	5.62%	1,584	21	5.37%

Total interest-earning assets	29,490	478	6.52%	31,029	533	6.96%	30,945	543	6.96%

Mortgage servicing assets	2,463			1,868			2,401
Other assets	2,359			2,444			2,505

Total assets	$34,312			$35,341			$35,851

Liabilities and Shareholders' Equity
Interest-bearing deposits	$18,007	217	4.84%	$10,334	132	5.18%	$17,047	222	5.17%
Advances from Federal Home Loan Bank	11,526	137	4.80%	13,651	175	5.18%	12,546	159	5.04%
Other borrowings	990	13	5.13%	6,429	91	5.74%	1,287	21	6.51%

Total interest-bearing liabilities	30,523	367	4.83%	30,414	398	5.30%	30,880	402	5.17%

Other liabilities	2,494			2,894			3,226

Total liabilities	33,017			33,308			34,106
Shareholders' equity	1,295			2,033			1,745

Total liabilities and shareholders' equity	$34,312			$35,341			$35,851

Net interest income		$111			$135			$140

Net interest spread(1)			1.68%			1.66%			1.79%

Net interest margin(2)			1.51%			1.77%			1.80%

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

        Interest income and interest expense fluctuations depend upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. During the first quarter of 2008, net interest margin decreased 26 basis points to 1.51% from 1.77% during the first quarter of 2007. The decrease was primarily driven by the lower yield earned during the current quarter compared to the same period last year due to the decline in the average balance of the Company's interest-earning assets from $31 billion in the first quarter of 2007 to $29 billion in the first quarter of 2008.

        The following details the changes in interest income and expense by key attribute for the periods indicated (in millions):

	Increase/(Decrease) Due to
	Volume(1)	Rate(2)	Mix(3)	Total Change
Three Months Ended March 31, 2008 vs. 2007 Interest income:
Securities	$28	$3	$4	$35
Loans held for sale	(170)	(18)	15	(173)
Loans held for investment	93	2	5	100
Builder construction loans	(1)	(11)	—	(12)
Consumer construction loans	2	(7)	—	(5)
Investment in Federal Home Loan Bank stock and other	2	(2)	—	—
Total interest income	(46)	(33)	24	(55)
Interest expense:
Interest-bearing deposits	97	(8)	(5)	84
Advances from Federal Home Loan Bank	(29)	(13)	5	(37)
Other borrowings	(78)	(10)	10	(78)

Total interest expense	(10)	(31)	10	(31)

Net interest income	$(36)	$(2)	$14	$(24)

(1)
Changes in volume are calculated by taking changes in average balances multiplied by the prior period's average interest rate.

(2)
Changes in the rate are calculated by taking changes in the average interest rate multiplied by the prior period's average balance.

(3)
Changes in rate/volume ("mix") are calculated by taking changes in rates times the changes in volume.

Net Interest Margin by Segment

        The following summarizes net interest margin by segment for the periods indicated (dollars in millions):

	Three Months Ended
	March 31, 2008			March 31, 2007			December 31, 2007
	Average Earning Assets	Net Interest Income	Net Interest Margin	Average Earning Assets	Net Interest Income	Net Interest Margin	Average Earning Assets	Net Interest Income	Net Interest Margin
By Segment:
Thrift segment and other	$21,920.4	$113.8	2.09%	$14,586.3	$67.7	1.88%	$19,088.8	$112.2	2.33%
Mortgage banking segment	4,372.2	(10.1)	(0.93)%	7,938.9	24.7	1.26%	7,139.8	13.7	0.76%

Total on-going businesses	26,292.6	103.7	1.59%	22,525.2	92.4	1.66%	26,228.6	125.9	1.90%
Discontinued business activities	3,197.0	7.2	0.91%	8,504.4	42.7	2.04%	4,716.8	14.4	1.21%

Total Company	$29,489.6	$110.9	1.51%	$31,029.6	$135.1	1.77%	$30,945.4	$140.3	1.80%

        The consolidated net interest margin during the first quarter of 2008 was 1.51%, down from 1.77% for the first quarter of 2007 and 1.80% for the fourth quarter of 2007.

Loans Held for Sale and Pipeline Hedging

        We hedge the interest rate risk inherent in our pipeline of mortgage loans held for sale to protect our margin on sale of loans. We focus on trying to maintain stable profit margins with an emphasis on forecasting expected fallout to more precisely estimate our required hedge coverage ratio and minimize hedge costs. By closely monitoring key factors, such as product type, origination channels, progress or "status" of transactions, as well as changes in market interest rates since we committed a rate to the borrower ("rate lock commitments"), we seek to quantify the optional component of each rate lock, and in turn, the aggregate rate lock pipeline. By accurately evaluating these factors, we can minimize the cost of hedging and also stabilize gain on sale margins over different rate environments.

        We also attempt to hedge the type of spread widening caused by the secondary market disruptions. However, given the current uncertainties and resulting volatility in the secondary market, our hedging activities may not be effective. When spread widening does occur, we increase our loan pricing to attain our target MBR margins on future production.

        In addition to mortgage loans held for sale, our hedging activities also include rate lock commitments. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SAB 109 supersedes SAB 105 and provides guidance regarding written loan commitments accounted for at fair value through earnings. The SEC determined the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The Company adopted SAB 109 prospectively for derivative loan commitments issued or modified beginning January 1, 2008.

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

        The following summarizes the effect that hedging for interest rate risk management had on our gross mortgage banking revenue margin for the years indicated:

	Three Months Ended
	March 31
			% Change	December 31, 2007	% Change
	2008	2007
Gross MBR margin	1.27%	1.12%	13%	1.17%	9%
MBR margin after hedging(1)	1.30%	1.11%	17%	0.77%	69%

(1)
Before credit costs and SFAS 91 deferred costs. For further details, see footnote (2) of the "Selected Consolidated Financial Highlights" section.

Hedging Interest Rate Risk on Servicing-Related Assets

        We are exposed to interest rate risk with respect to the investment in servicing-related assets. The mortgage servicing division is responsible for the management of interest rate and prepayment risks in the servicing-related assets, subject to policies and procedures established by, and oversight from, our management-level Interest Rate Risk Committee ("IRRC"), Asset and Liability Valuation Committee ("ALVC") and ERM group, and our Board of Directors-level ERM Committee.

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

        A summary of the performance on MSRs, including AAA-rated and agency interest-only securities, and hedges for the respective periods, follows (in millions):

	Three Months Ended
	March 31
			December 31, 2007
	2008	2007
Valuation adjustment due to market changes and external benchmarking	$21	$31	$(100)
Hedge gain (loss) on MSRs	91	(29)	180
Hedge gain (loss) on AAA-rated and agency interest-only securities	3	(1)	9
Unrealized gain (loss) on AAA-rated and agency interest-only securities	(3)	1	(8)
Unrealized gain on principal-only securities	1	1	3
Unrealized loss on prepayment penalty securities	(7)	(2)	(13)

Net gain on MSRs, AAA-rated and agency interest-only securities	$106	$1	$71

        The above gains and losses include costs inherent in transacting and holding the hedge instruments. If these assets were perfectly hedged, a net loss would have been reported representing these costs. In the first quarter of 2008, hedges on the servicing-related assets had a net gain of $91 million as they benefited from the decline in market interest rates. Moreover, our MSRs experienced a decline in value less than expected from the decline in interest rates as a result of slower prepayment rates currently and in the future.

Value-At-Risk

        We use a value-at-risk ("VAR") measure to monitor the interest rate risk on our assets. The measure incorporates a range of market factors that can impact the value of these assets and supplements other risk measures such as duration gap and stress testing. VAR estimates the potential loss over a specified period at a specified confidence level. We have chosen a historical approach that uses 500 days of market conditions along with current portfolio data to estimate the potential one-day loss at a 95% confidence level. This means that actual losses are estimated to exceed the VAR measure about five times every 100 days.

        In modeling the VAR, we have made a number of assumptions and approximations. As there is no standardized methodology for estimating VAR, different assumptions and approximations could result in materially different VAR estimates.

        As of March 31, 2008, the combined portfolio of MSRs and interest-only securities (the "MSR/IO portfolio") and the MBS portfolio were valued at $2.4 billion and $6.2 billion, respectively. The average VAR (after the effect of hedging transactions) for the quarter on the MSR/IO portfolio was $8 million, or 33 basis points of the recorded value, and the average VAR (after the effect of hedging transactions) for the quarter on the MBS portfolio was $2 million, or 4 basis points of the recorded value. During the quarter, the VAR measure ranged from $3 million to $14 million and from $1 million to $7 million for the MSR/IO and MBS portfolios, respectively.

Net Portfolio Value

        In addition to our hedging activities to mitigate the interest rate risk in our pipeline of mortgage loans held for sale, rate locks and our investment in servicing-related assets, we perform extensive, company-wide interest rate risk management. A primary measurement tool used to evaluate interest rate risk over the comprehensive balance sheet is net portfolio value ("NPV") analysis. The NPV analysis and duration gap estimate the exposure of the fair value of net assets attributable to changes in interest rates.

        The following sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of the dates indicated (dollars in millions):

	March 31, 2008			December 31, 2007
		Effect of Change in Interest Rates			Effect of Change in Interest Rates
	Fair Value	Decrease 100 bps	Increase 100 bps	Fair Value	Decrease 100 bps	Increase 100 bps
Cash and cash equivalents	$808	$808	$808	$562	$562	$562
Trading securities	1,113	1,184	1,051	1,221	1,278	1,182
Available for sale securities	5,312	5,542	5,048	5,893	6,012	5,725
Loans held for sale(1)	3,313	3,347	3,261	3,814	3,977	3,804
Loans held for investment	15,796	16,057	15,539	15,656	15,945	15,351
MSRs	2,560	2,078	3,000	2,495	1,953	2,899
Other assets	2,854	2,921	2,770	1,808	2,084	1,610

Total assets	$31,756	$31,937	$31,477	$31,449	$31,811	$31,133

Deposits	$19,016	$19,072	$18,960	$17,887	$17,933	$17,841
Advances from Federal Home Loan Bank	10,682	10,874	10,496	11,355	11,560	11,153
Other borrowings	—	—	—	(1)	(1)	(1)
Other liabilities	742	643	839	477	477	477

Total liabilities	$30,440	$30,589	$30,295	$29,718	$29,969	$29,470

Shareholders' equity (NPV)	$1,316	$1,348	$1,182	$1,731	$1,842	$1,663

% Change from base case		2.36%	(10.19)%		6.43%	(3.92)%

(1)
We elected to measure certain mortgage loans held for sale prospectively at fair value beginning January 1, 2008 pursuant to SFAS 159. For further information on SFAS 159, refer to "Notes to Consolidated Financial Statements—Note 5—Fair Value of Financial Instruments".

        Our NPV model has been built to focus on the Bank alone and excludes $316.4 million of assets held at Indymac Bancorp and its non-bank subsidiaries.

        The decrease in the NPV of shareholders' equity from December 31, 2007, to March 31, 2008, is primarily due to net operating losses and valuation declines in available for sale assets that impact Other Comprehensive Income. This NPV analysis is based on an instantaneous change in interest rates and does not reflect the impact of changes in hedging activities as interest rates change nor changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.

        In conjunction with the NPV analysis, we also estimate the net sensitivity of the fair value of our financial instruments to movements in interest rates using duration gap. This calculation is performed by estimating the change in dollar value due to an instantaneous parallel change in the interest rate curve. The resulting change in dollar value per one basis point change in interest rates is used to estimate the sensitivity of our portfolio. The dollar values per one basis point change are then aggregated to estimate the portfolio's net sensitivity. To calculate duration gap, the net sensitivity is divided by the fair value of total interest-earning assets and expressed in months. A duration gap of zero implies that the change in value of assets from an instantaneous rate move will be accompanied by an equal and offsetting move in the value of debt and derivatives, thus leaving the net fair value of equity unchanged.

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

        At March 31, 2008, net duration gap for our mortgage banking and thrift segments was negative 2.0 months and 12.0 months, respectively, with the overall net duration gap of 8.0 months. Fair value gains and losses will generally occur as market conditions change. We actively manage duration risk through asset selection by appropriate funding and hedging to within the risk limits approved by senior management and the Board of Directors. The duration gap measures are estimated on a daily basis for the mortgage servicing rights, mortgage backed securities, whole loan investment, and pipeline portfolios and on a monthly basis for the other assets in our thrift portfolio.

EXPENSES

        A summary of non-interest expense follows for the periods indicated (in millions):

	Three Months Ended
	March 31
			December 31, 2007
	2008	2007
Salaries and related	$154	$183	$185
Broker premiums	58	—	—
Premises and equipment	26	24	30
Data processing	23	20	23
Professional services	15	10	15
Office and related	14	16	17
Loan purchase and servicing costs	13	15	15
Advertising and promotion	5	10	6
Deferral of expenses under SFAS 91	(2)	(69)	(67)
Others	10	5	7

Total operating expenses	316	214	231
Restructuring/severance charges	72	—	4
REO related expenses	47	2	30

Total non-interest expense	$435	$216	$265

        Our non-interest expense for the first quarter of 2008 was $435 million composed mainly of operating expenses, up from $216 million for the first quarter of 2007 and from $265 million for the fourth quarter of 2007. As a result of the SFAS 159 adoption, the Company substantially stopped deferring loan origination costs under SFAS 91 and recorded as expense premiums paid to the brokers, previously recorded as a basis adjustment in the loan. Excluding these two items which totaled $104 million, operating expenses would have been $212 million. For further details, see footnote (2) of the "Selected Consolidated Financial Highlights" section.

        Increase in non-interest expense from the quarters ended March 31, 2007 and December 31, 2007 was also due to the restructuring charges of $72 million in the first quarter of 2008. There were no restructuring charges in the prior quarters. In January 2008, we executed a 23% reduction in our global workforce to lower costs and improve operating efficiencies in response to the significant changes to our business model and market conditions. This resulted in a charge of approximately $35 million. Included in the remaining restructuring charges were expenses resulting from the closure of regional wholesale mortgage centers, and other lease and contract termination costs. Additional expenses relating to information technology, terminated credit facility, and other costs were included in the restructuring charge.

        Another factor contributing to the increase in non-interest expense was REO related expenses which increased by $45 million and $17 million from the first quarter and fourth quarter of 2007, respectively. This was primarily driven by further write-downs on REOs resulting from a rapid decline in their values.

        The increases in non-interest expense discussed above were partially offset by the reduction of roughly 2,450 positions, including outsourced and temporary vendors, in the first quarter of 2008. Overall, our average FTE employees was 8,169 for the three months ended March 31, 2008, down 7% from 8,755 for the first quarter of 2007 and down 18% from 9,994 for the fourth quarter of 2007. At March 31, 2008, our workforce is comprised of 80% in revenue generating positions and 20% in revenue supporting and non-revenue generating positions.

PROSPECTIVE TRENDS AND FUTURE OUTLOOK

        The housing and mortgage markets continue to be very challenging, and we continue to pursue measures to prudently return us to profitability. These measures include balancing the need to control expenses and right-size them to the current market environment with the need to retain and motivate key outstanding employees in order to achieve the turnaround. We believe that our new, more GSE-oriented mortgage production businesses are now achieving profitability. While mortgage production is a struggle in the current environment, we continue to successfully convert our production to a GSE/FHA/VA model, and we produced new mortgage loans with greatly improved credit quality and with 85% to 90% now being saleable to the GSEs/FHA/VA.

        While forecasting continues to be a challenge as the housing and mortgage market remains uncertain and volatile, with respect to future profitability, we do not forecast that Indymac will be able to return to overall profitability until the current decline in home prices decelerates. As it is uncertain that this will happen in 2008, we are not currently forecasting a return to profitability this year. With that said, we are forecasting continued improvement in our performance and declining quarterly losses for the remainder of 2008, with a $20 million loss projected for the fourth quarter, which would be a 96% reduction from the fourth quarter of 2007 and an 89% reduction from the first quarter of 2008. With respect to our key business segments, we are forecasting that our mortgage banking business (including mortgage production and servicing) will be profitable in the second quarter of 2008 and thereafter. We are forecasting that our thrift segment (including our MBS, SFR whole loan and consumer construction portfolios) will become profitable in the third quarter of 2008 and that our overall business (including corporate overhead but before discontinued activities) will be close to break-even by the fourth quarter of 2008 and have a small profit for the second half of 2008. The net loss from discontinued business activities is projected to decline from $40 million in the first quarter of 2008 to roughly $23 million in the fourth quarter of 2008.

        This "Prospective Trends and Future Outlook" section contains certain forward-looking statements. See the section of this Form 10-Q entitled "Forward-Looking Statements" for a description of factors which may cause our actual results to differ from those anticipated.

OFF-BALANCE SHEET ARRANGEMENTS

        In the ordinary course of our business, we engage in financial transactions that are not recorded on our balance sheet. These transactions are structured to manage our interest rate, credit or liquidity risks, to diversify funding sources or to optimize our capital usage.

        Substantially all of our off-balance sheet arrangements relate to the securitization of mortgage loans. Our mortgage loan securitizations are normally structured as sales in accordance with SFAS 140, which involves the transfer of the mortgage loans to "qualifying special-purpose entities" that are not subject to consolidation. In a securitization, an entity transferring the assets is able to convert those assets into cash. Special-purpose entities used in such securitizations obtain cash to acquire the assets by issuing securities to investors. We also, generally, have the option to repurchase mortgage loans from the special-purpose entities if the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans exceeds the revenues we earn.

        In connection with our loan sales that are securitization transactions, there are $73.1 billion in loans owned by off-balance sheet trusts as of March 31, 2008. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third-party investors or the off-balance sheet trusts. Generally, neither the third-party investors nor the trusts have recourse to our assets or us, and they have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserves mostly for losses that could arise in connection with loans that we are required to repurchase from GSEs, whole loan sales and securitizations. For information on the sales proceeds and cash flows from our securitizations for the first quarter of 2008, see "Consolidated Risk Management Discussion—CAMELS Framework for Risk Management—Liquidity—Principal Sources of Cash—Loan Sales and Securitizations."

        We usually retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated and agency interest-only securities, prepayment penalty and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet. For more information on MSRs and other retained assets, see "Summary of Business Segment Results—Mortgage Banking Segment—Mortgage Servicing Division" and "Summary of Business Segment Results—Thrift Segment—Mortgage-Backed Securities Division."

        Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

AGGREGATE CONTRACTUAL OBLIGATIONS

        Our material contractual obligations were summarized and included in our 2007 Form 10-K. There have been no material changes outside the ordinary course of our business in the contractual obligations, as specified in our 2007 Form 10-K, during the three months ended March 31, 2008.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

        Several of the critical accounting policies important to the portrayal of our financial condition and results of operations require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions and/or consumer behavior. We believe our most critical accounting policies relate to: (1) assets that are highly dependent on internal valuation models and assumptions rather than market quotations (see Fair Value of Financial Instruments discussion below); (2) derivatives and other hedging instruments; (3) allowance for loan losses ("ALL"); (4) loans held for sale, including estimates of fair value, LOCOM valuation reserve and sale accounting treatment; and (5) secondary market reserve. Refer to pages 77 to 84 of our 2007 Form 10-K for further discussion of our critical accounting policies and judgments.

        During the first quarter of 2008, we added the expanded disclosures about fair value measurements under SFAS 157 and measurement of financial instruments and certain other items at fair value under SFAS 159 to our most critical accounting policies. We describe below the basis for including the use of fair value to our financial instruments as a critical accounting policy. We also describe any significant changes in the judgments and assumptions we made during the first quarter of 2008 in applying our critical accounting policies. For further information, refer to "Notes to Consolidated Financial Statements—Note 5, Fair Value of Financial Instruments".

Fair Value of Financial Instruments

        The Company adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). SFAS 157 categorizes fair value measurements into a three-level hierarchy based on the extent to which the measurement relies on observable market inputs in measuring fair value. Level 1, which is the highest priority in the fair value hierarchy, is based on unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 is based on observable market-based inputs, other than quoted prices, in active markets for identical assets or liabilities. Level 3, which is the lowest priority in the fair value hierarchy, is based on unobservable inputs. Assets and liabilities are classified within this hierarchy in their entirety based on the lowest level of any input that is significant to the fair value measurement.

        The use of fair value to measure our financial instruments is fundamental to our financial statements and is a critical accounting estimate because a substantial portion of our assets and liabilities are recorded at estimated fair value. Financial instruments carried at fair value is under the Level 2 category are valued primarily utilizing inputs and assumptions that are observable in the marketplace, can be derived from observable market data or corroborated by observable levels at which transactions are executed in the marketplace. Because financial instruments classified as Level 3 are generally based on unobservable inputs, the process to determine fair value is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

        The following is a description of our measurement techniques for items recorded at fair value on a recurring basis, a non-recurring basis, and financial instruments not measured at fair value.

        Securities Classified as Trading or Available For Sale.    These securities are recorded at fair value and consist primarily of AAA-rated non-agency and certain other investment grade and non-investment grade mortgage-backed securities. Other instruments classified as trading or available for sale include interest-only and principal-only securities, prepayment penalty and late fee securities, and residual interests. Fair value measurements are based upon quoted prices for identical or similar securities, if available. If quoted prices are not available, the fair value of the securities are measured based upon our expectation of inputs other market participants would use. Such assumptions include our judgments about the underlying collateral, prepayment speeds, credit losses, and certain other factors. Given the market disruption and lack of observable market data as of March 31, 2008, the fair value of all of our securities were measured using significant internal expectations of market participants' assumptions. Therefore, such measurements were disclosed as Level 3.

        Loans Held For Sale.    Pursuant to our adoption of SFAS 159 beginning January 1, 2008, we elected to carry the majority of our mortgage loans HFS at fair value. This election included reverse mortgage loans HFS existing as of January 1, 2008, and newly originated reverse mortgage loans and certain other mortgage loans, prospectively. Loans HFS for which the fair value option was not elected are carried at LOCOM. Level 2 measurements include the majority of our loans for which we elected the fair value option. Such measurements are derived based upon observable market data, including whole-loan transaction pricing, and similar market transactions, adjusted for portfolio composition, servicing value, and market conditions. The remainder of our loans HFS are carried at LOCOM and, therefore, represent non-recurring measurements. When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics and are considered Level 2. If market pricing is not available, such measurements are significantly impacted by our expectations of other market participants' assumptions, and are considered Level 3 measurements.

        Mortgage Servicing Rights.    MSRs are recorded at fair value. MSRs do not trade in an active market, and, therefore, the fair value measurement is subject to significant judgment surrounding our expectations of market participants' assumptions. Fair value is measured using a discounted cash flow technique, including prepayment, loss, and discount assumptions. The fair value measurement is Level 3.

        Commitments to Purchase and Originate Loans.    Derivatives are recorded at fair value. The fair value is measured based upon the difference between the current fair value of similar loans (as determined above under "Loans Held for Sale") and the price at which we have committed to purchase or originate the loans, subject to the anticipated loan funding probability, or fall out factor. Given the significant and subjective nature of the fall out factor such measurements are Level 3.

        Forward Rate Agreements, Interest Rate Swaps, Interest Rate Swaptions and other derivatives.    Derivatives are recorded at fair value. Quoted prices are used to value our listed derivatives and are Level 1 measurements. The majority of our derivatives are traded in the over-the-counter market where quoted prices for identical contracts are not readily available. Therefore, such derivatives are valued using our internal cash flow models using inputs primarily derived from, or corroborated to, market observable date. Inputs may include interest rate curves, and interest rate and option volatilities. These fair value measurements are Level 2.

        We continue to refine our valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While we believe our valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date.

        Management discusses its critical accounting policies and related judgments with Indymac's Audit Committee and external auditors on a regular basis. We believe the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

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

        For holders of the Bank's Series A preferred stock and IndyMac Bancorp's common stock, dividends we pay will be treated as dividends for U.S. federal income tax purposes only to the extent paid out of our current or accumulated "earnings and profits." Any dividend that we pay at a time when we do not have any current or accumulated earnings and profits will not be taxable as a dividend for U.S. federal income tax purposes, and instead will be treated first as a return of capital, reducing a holder's basis in its stock to the extent of such basis, and thereafter as capital gain. Any dividends we pay that are not treated as dividends will not be eligible for the dividends-received deduction or the reduced rates of taxation available for certain holders subject to U.S. federal income tax.

APPENDIX A: ADDITIONAL QUANTITATIVE DISCLOSURES

        We believe the information provided in the body of this Form 10-Q provides a good overview of our business and our results for the first quarter of 2008. However, we include the following for a more detailed analysis of our operations:

Table		Page
1	S&P Lifetime Loss Estimates	61
2	Production by Product—FICO and CLTV	61
3	SFR Mortgage Loan Production and Pipeline by Purpose	62
4	SFR Mortgage Loan Production by Amortization Type	62
5	SFR Mortgage Loan Production by Geographic Distribution	63
6	MBR Margin	63
7	Servicing Fee Income	64
8	Mortgage Servicing Rights Rollforward	64
9	Gain (Loss) on Mortgage-Backed Securities	65
10	Unrealized Gains (Losses) of Securities Available for Sale	65
11	Mortgage-Backed Securities by Credit Rating	66
12	Investment Grade Mortgage-Backed Securities Vintages	67
13	Mortgage-Backed Securities by Product	67
14	Other Retained Assets	67
15	Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities	69
16	Deposits by Channel and Product	70

TABLE 1. S&P LIFETIME LOSS ESTIMATES

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

        The following summarizes the estimated lifetime losses for mortgage production using the S&P Levels model for the periods indicated (dollars in millions):

	Three Months Ended
	March 31
			December 31, 2007
	2008	2007
Total S&P average lifetime loss estimates(1)	0.23%	1.86%	0.43%
Total S&P evaluated production(2)	$8,182	$21,803	$10,216

(1)
All loss estimates reported here have been restated to use S&P's new 6.3 model which was released in March 2008.

(2)
While our production is evaluated using the S&P Levels model, the data are not audited or endorsed by S&P. S&P evaluated production excludes second liens, HELOCs, reverse mortgages, and construction loans.

        Total average lifetime loss rate for the quarter ended March 31, 2008, decreased 163 basis points to 0.23% from 1.86% for the quarter ended March 31, 2007. The decrease was due to our substantial elimination of subprime loans, low documentation non-agency loans and 80/20 piggyback loans from our product offerings.

TABLE 2. PRODUCTION BY PRODUCT—FICO AND CLTV

        The following shows the average FICO and CLTV by portfolio for loans originated during the periods indicated (dollars in millions):

	Three Months Ended
	March 31, 2008			March 31, 2007			December 31, 2007
	Production	FICO	CLTV	Production	FICO	CLTV	Production	FICO	CLTV
Total production	$9,712	N/A	N/A	$25,930	N/A	N/A	$12,301	N/A	N/A
Less:
HELOCs(1)/Seconds	42	741	74%	1,703	706	91%	280	730	72%
Reverse mortgages	1,058	N/A	58%	1,221	N/A	54%	1,164	N/A	59%
Consumer construction(1)	112	753	70%	842	722	76%	385	738	72%
Government—FHA/VA	197	N/A	N/A	—	N/A	N/A	44	N/A	N/A
Commercial real estate	121	743	70%	1	775	44%	190	723	71%
Builder construction(1)	—	N/A	N/A	360	N/A	75%	22	N/A	79%

Total S&P evaluated production	$8,182	731	71%	$21,803	704	80%	$10,216	704	77%

(1)
Amounts represent total commitments.

TABLE 3. SFR MORTGAGE LOAN PRODUCTION AND PIPELINE BY PURPOSE

        The following presents SFR mortgage loan production and pipeline by purpose as of or for the periods indicated (dollars in millions):

	As of or for the Three Months Ended
	March 31
			% Change	December 31, 2007	% Change
	2008	2007
Production and Pipeline by Purpose:
SFR mortgage loan production:
Purchase transactions	$1,809	$9,274	(80)%	$3,749	(52)%
Cash-out refinance transactions	4,865	11,226	(57)%	5,548	(12)%
Rate/term refinance transactions	2,917	5,069	(42)%	2,792	4%

Total SFR mortgage loan production	$9,591	$25,569	(62)%	$12,089	(21)%

% purchase and cash-out refinance transactions	70%	80%	(13)%	77%	(9)%
% loan production GSE eligible	88%	44%	100%	74%	19%
Mortgage industry market share	1.70%	4.08%	(58)%	2.62%	(35)%
SFR mortgage loan pipeline at period end(1):
Purchase transactions	$1,263	$5,278	(76)%	$2,563	(51)%
Cash-out refinance transactions	2,204	5,054	(56)%	2,891	(24)%
Rate/term refinance transactions	1,640	2,512	(35)%	2,052	(20)%

Total specific rate locks	5,107	12,844	(60)%	7,506	(32)%
Non-specific rate locks on bulk purchases	—	3,268	(100)%	—	N/A

Total SFR mortgage loan pipeline	$5,107	$16,112	(68)%	$7,506	(32)%

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

TABLE 4. SFR MORTGAGE LOAN PRODUCTION BY AMORTIZATION TYPE

        The following presents SFR mortgage loan production by amortization type for the periods indicated:

	Three Months Ended
	March 31
			December 31, 2007
	2008	2007
SFR Mortgage Production by Amortization Type:
Fixed-rate mortgages	50%	25%	49%
Intermediate term fixed-rate loans	6%	7%	3%
Interest-only loans	23%	47%	32%
Pay option ARMs	—%	11%	2%
Other ARMs	21%	10%	14%

	100%	100%	100%

TABLE 5. SFR MORTGAGE LOAN PRODUCTION BY GEOGRAPHIC DISTRIBUTION

        The following presents SFR mortgage loan production by geographic distribution for the periods indicated:

	Three Months Ended
	March 31
			December 31, 2007
	2008	2007
Geographic distribution:
California	38%	45%	38%
New York	7%	6%	9%
Washington	6%	2%	4%
Florida	4%	8%	8%
Illinois	4%	3%	3%
Other	41%	36%	38%

Total	100%	100%	100%

TABLE 6. MBR MARGIN

        The following shows a reconciliation of gross MBR margin to net MBR margin for the periods indicated (in basis points unless otherwise noted):

	Three Months Ended
	March 31
			December 31, 2007
	2008	2007
Loans sold (in millions)	$9,920	$24,537	$13,425
Gross MBR	127	112	117
Pipeline hedging	3	(1)	(40)
MBR margin after hedging(a)	130	111	77
Net HFS credit losses	(3)	(10)	(157)
Secondary market reserve accrual	(24)	(13)	(108)
Total production credit costs(b)	(27)	(23)	(265)
Production credit costs/MBR margin after hedging(b/a)	21%	21%	344%
Net MBR margin after production credit costs/MBR after hedging	103	88	(188)
FAS 91 deferred cost	—	(20)	(26)
Net MBR margin reported	103	68	(218)

TABLE 7. SERVICING FEE INCOME

        The following presents the components of service fee income for the Company for the periods indicated (dollars in millions):

	Three Months Ended
	March 31
	2008	BPS UPB	2007	BPS UPB	December 31, 2007	BPS UPB
Service fee income:
Gross service fee income	$172	38	$165	45	$178	40
Change in value due to portfolio run-off	(91)	(20)	(118)	(32)	(86)	(19)

Service fee income, net of change in value due to portfolio run-off	81	18	47	13	92	21
MSR valuation adjustment due to market changes	21	4	31	8	(100)	(23)
Gain (loss) on financial instruments used to hedge MSRs	91	20	(29)	(8)	180	41

Total	$193	42	$49	13	$172	39

        As a result of the growth in our servicing portfolio and slower run-off of the portfolio, servicing income before hedging activities increased during the period ended March 31, 2008, compared to the same period last year. In addition, the financial instruments used to hedge MSRs also experienced a gain of $91 million this quarter, compared to a loss of $29 million of the same period last year.

TABLE 8. MORTGAGE SERVICING RIGHTS ROLLFORWARD

        The following provides additional information on our activities in MSRs for the periods indicated (dollars in millions):

	Three Months Ended
	March 31
			December 31, 2007
	2008	2007
Balance, beginning of period	$2,495	$1,822	$2,490
Additions from loan sale or securitization	135	320	192
Transfers due to clean-up calls and other	—	(2)	—
Change in fair value due to run-off	(91)	(118)	(86)
Change in fair value due to market changes	21	31	(97)
Change in fair value due to application of external benchmarking policies	—	—	(4)

Balance, end of period	$2,560	$2,053	$2,495

MSRs as a percentage of the unpaid principal balance (UPB) of the underlying loans serviced (in basis points)	139	131	137

TABLE 9. LOSS ON MORTGAGE-BACKED SECURITIES

        The following presents the components of the Company's loss on MBS for the periods indicated (in millions):

	Three Months Ended
	March 31
			December 31, 2007
	2008	2007
Net loss on MBS:
Unrealized losses on MBS trading securities	$68	$2	$222
Impairments on MBS AFS securities	26	2	34
Unrealized losses on other MBS related instruments	66	1	38

Net loss on MBS	$160	$5	$294

TABLE 10. UNREALIZED GAINS (LOSSES) OF SECURITIES AVAILABLE FOR SALE

        The following summarizes the unrealized gains and losses of securities available for sale as of the dates indicated (in millions):

	March 31
			December 31, 2007
	2008	2007
Amortized cost	$6,070	$4,644	$6,297
Gross unrealized holding gains	2	18	14
Gross unrealized holding losses	(568)	(40)	(205)

Estimated fair value	$5,504	$4,622	$6,106

        The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows (in millions):

	March 31, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Securities—available for sale:
AAA-rated agency securities	$—	$—	$(2)	$10	$(2)	$10
AAA-rated non-agency securities	(353)	3,659	(56)	1,077	(409)	4,736
Other investment grade securities	(129)	343	(16)	57	(145)	400
Other non-investment grade securities	(17)	38	—	—	(17)	38

Total securities—available for sale	$(499)	$4,040	$(74)	$1,144	$(573)	$5,184

        As of March 31, 2008, the available for sale securities that were in an unrealized loss position for 12 months or more were primarily related to AAA-rated securities issued by private institutions. These unrealized losses were primarily attributable to changes in interest rates. Because we have the ability and the intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at March 31, 2008.

TABLE 11. MORTGAGE-BACKED SECURITIES BY CREDIT RATING

        The following presents fair values of MBS by credit ratings as of the dates indicated (in millions):

	March 31, 2008
	Current Face Value	Net Premium (Discount) to Face Value	Amortized Cost	Fair Value	December 31, 2007 Fair Value
AAA-rated mortgage-backed securities:
AAA-rated non-agency securities	$5,718	$13	$5,731	$5,322	$5,896
AAA-rated agency securities	42	—	42	41	45
AAA-rated and agency interest-only securities	—	—	—	49	60
AAA-rated principal-only securities	—	—	—	89	88

Total AAA-rated mortgage-backed securities	5,760	13	5,773	5,501	6,089

Prepayment penalty and late fee securities				75	82

Other investment grade mortgage-backed securities:
AA+	16	(6)	10	10	19
AA	689	(60)	629	538	583
AA-	19	(1)	18	14	15
A+	16	(6)	10	10	10
A	138	(17)	121	85	147
A-	—	—	—	—	14
BBB+	7	(3)	4	4	3
BBB	69	(34)	35	35	42
BBB-	55	(19)	36	27	52

Total other investment grade mortgage-backed securities	1,009	(146)	863	723	885

Non-investment grade mortgage-backed securities:
BB+	31	(8)	23	15	—
BB	128	(50)	78	70	80
BB-	60	(35)	25	25	29
B	50	(33)	17	18	23
B-	53	(40)	13	13	9
CCC+	25	(16)	9	9	—
CCC	22	(14)	8	7	4
CCC-	5	(4)	1	1	—
CC	46	(23)	23	22	1
C	69	(61)	8	7	4
Other	65	(61)	4	5	6

Total other non-investment grade mortgage-backed securities	554	(345)	209	192	156

Non-investment grade residual securities				128	117

Total mortgage-backed securities	$7,323	$(478)	$6,845	$6,619	$7,329

        At March 31, 2008, other investment grade and non-investment grade MBS totaled $769 million, of which 94% were collateralized by prime loans and 6% were collateralized by subprime loans.

TABLE 12. INVESTMENT GRADE MORTGAGE-BACKED SECURITIES VINTAGES

        The following presents the fair values of investment grade MBS by vintage as of March 31, 2008 (in millions):

	Fair Value	% to Total Fair Value
Vintage(1):
Pre 2004	$592	9.78%
2004	1,252	20.71%
2005	987	16.33%
2006	2,044	33.81%
2007	1,172	19.37%

	$6,047	100.00%

(1)
There were no securities owned that had collateral originated in 2008.

TABLE 13. MORTGAGE-BACKED SECURITIES BY PRODUCT

        The following presents the fair values of investment grade MBS by product, excluding interest-only, principal-only, prepayment penalty and late fee securities and residuals as of the dates indicated (in millions):

	March 31, 2008	December 31, 2007
Products:
Prime Jumbo	$2,752	$3,103
Alt-A	3,087	3,437
HELOC/Lot	208	241

Total investment grade MBS	$6,047	$6,781

TABLE 14. OTHER RETAINED ASSETS

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

        The following presents a summary of the activity of the retained assets for the periods indicated (in millions):

	Three Months Ended
	March 31
			December 31, 2007
	2008	2007
AAA-rated and agency interest-only and other investment grade securities:
Beginning balance	$787	$263	$796
Retained investments from securitizations	—	59	97
Purchases	29	59	78
Transfer to non-investment grade securities	(72)	(2)	(51)
Impairments	(12)	—	(24)
Sales	(7)	—	—
Cash received, net of accretion	(8)	(7)	(8)
Valuation gains (losses) before hedges	(91)	3	(101)

Ending balance	$626	$375	$787

Principal-only securities:
Beginning balance	$88	$38	$72
Retained investments from securitizations	—	3	1
Purchases	—	15	12
Valuation gains before hedges	1	—	3

Ending balance	$89	$56	$88

Prepayment penalty and late fee securities:
Beginning balance	$82	$98	$88
Retained investments from securitizations	—	8	6
Purchases	1	—	—
Cash received, net of accretion	(1)	(11)	—
Valuation losses before hedges	(7)	(2)	(12)

Ending balance	$75	$93	$82

Non-investment grade securities:
Beginning balance	$156	$80	$190
Retained investments from securitizations	—	26	16
Purchases	3	2	1
Transfer from investment grade securities	72	1	51
Impairments	(13)	—	(5)
Sales	(1)	—	—
Cash received, net of accretion	—	1	1
Valuation losses before hedges	(25)	—	(98)

Ending balance	$192	$110	$156

Residual securities:
Beginning balance	$117	$251	$226
Retained investments from securitizations, net	1	24	1
Transfer due to clean-up calls and other	—	(6)	—
Impairments	(2)	(2)	(4)
Cash received, net of accretion	(11)	7	(13)
Valuation gains (losses) before hedges	23	(3)	(93)

Ending balance	$128	$271	$117

TABLE 15. VALUATION OF MSRs, INTEREST-ONLY, PREPAYMENT PENALTY, AND RESIDUAL SECURITIES

        MSRs, AAA-rated and agency interest-only securities, prepayment penalty securities, and residual securities are recorded at fair market value. The following presents relevant information and assumptions used to value these securities as of dates indicated (dollars in millions):

	Actual
							Valuation Assumptions
			Gross Wtd. Average Coupon
	Recorded Value	Collateral Balance		Servicing Fee/Interest Strip	3-Month Prepayment Speeds	Weighted Average Multiple	Lifetime Prepayment Speeds	3-Month Prepayment Speeds	Discount Yield	Remaining Cumulative Loss Rate(1)
March 31, 2008
MSRs	$2,560	$184,535	6.60%	0.34%	9.7%	4.08	19.7%	15.3%	7.8%	N/A

AAA-rated interest-only securities	$49	$4,939	6.57%	0.43%	10.0%	2.31	17.7%	15.4%	11.7%	N/A

Prepayment penalty and late fee securities	$74	$32,341	6.87%	N/A	3.02%	N/A	20.7%	6.7%	11.2%	N/A

Lot loan residual securities	57	$1,694	9.20%	5.48%	22.7%	1.15	33.5%	30.6%	21.8%	3.07%
HELOC residual securities	43	$2,583	8.10%	4.07%	15.7%	0.41	19.5%	27.3%	21.3%	6.95%
Closed-end seconds residual securities	19	$1,791	10.60%	3.11%	10.5%	0.34	18.2%	49.3%	23.1%	13.15%
Subprime residual securities	9	$3,493	8.20%	3.52%	22.8%	0.07	18.7%	19.9%	23.1%	14.36%

Total non-investment grade residual securities	$128

December 31, 2007
MSRs	$2,495	$181,724	6.89%	0.34%	9.7%	4.01	19.6%	15.1%	9.7%	N/A

AAA-rated interest-only securities	$60	$5,247	6.60%	0.49%	8.5%	2.31	24.5%	12.9%	12.3%	N/A

Prepayment penalty securities	$59	$18,737	7.21%	N/A	7.0%	N/A	23.0%	15.2%	19.0%	N/A

Lot loan residual securities	54	$1,784	9.70%	4.21%	27.3%	1.31	32.5%	29.2%	21.8%	3.18%
HELOC residual securities	31	$2,693	8.40%	2.58%	18.3%	0.44	19.9%	23.8%	21.0%	8.56%
Closed-end seconds residual securities	14	$1,863	10.50%	3.72%	11.1%	0.20	21.4%	37.8%	23.1%	14.6%
Subprime residual securities	18	$3,671	8.60%	3.03%	23.5%	0.16	24.7%	25.6%	24.4%	14.4%

Total non-investment grade residual securities	$117

March 31, 2007
MSRs	$2,053	$156,144	7.09%	0.36%	18.4%	3.63	26.3%	25.2%	8.1%	N/A

AAA-rated interest-only securities	$75	$6,152	6.63%	0.50%	21.1%	2.43	21.6%	21.2%	12.5%	N/A

Prepayment penalty securities	$93	$20,887	7.54%	N/A	16.3%	N/A	27.7%	21.1%	23.1%	N/A

Lot loan residual securities	65	$2,202	9.34%	3.74%	30.8%	0.79	40.3%	37.8%	23.4%	0.66%
HELOC residual securities	108	$3,378	9.41%	3.28%	38.5%	0.97	47.3%	45.7%	20.3%	1.54%
Closed-end seconds residual securities	21	$2,359	10.51%	4.43%	15.3%	0.20	37.7%	26.0%	23.76%	8.13%
Subprime residual securities	77	$5,708	7.96%	1.41%	29.1%	0.95	32.1%	25.9%	22.2%	6.25%

Total non-investment grade residual securities	$271

(1)
As a percentage of the original pool balance, the actual loss rate to date totaled 3.78%, 5.84%, 1.45% and 0.14% for HELOC, closed-end seconds, subprime, and lot loans, respectively, at March 31, 2008.

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

TABLE 16. DEPOSITS BY CHANNEL AND PRODUCT

        The following shows our deposits by channel as of the dates indicated (dollars in millions):

	March 31, 2008		March 31, 2007		December 31, 2007
	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount	% of Total Deposits
Deposits by Channel
Branch	$7,108	38%	$5,697	50%	$6,992	40%
Internet	1,551	8%	1,199	10%	1,589	9%
Telebanking	2,168	11%	1,347	12%	2,017	11%
Money desk	7,627	40%	2,492	22%	6,492	36%
Custodial	484	3%	717	6%	725	4%

Total deposits	$18,938	100%	$11,452	100%	$17,815	100%

        The following presents our deposits by product as of the dates indicated (dollars in millions):

	March 31, 2008		March 31, 2007		December 31, 2007
	Amount	Rate	Amount	Rate	Amount	Rate
Deposits by Product:
Non-interest-bearing checking	$72	0.0%	$79	0.0%	$73	0.0%
Interest-bearing checking	80	1.3%	56	1.2%	69	1.5%
Savings	2,313	3.5%	2,256	5.0%	2,347	4.5%
Non-interest-bearing custodial loans servicing accounts	483	0.0%	716	0.0%	725	0.0%

Total core deposits	2,948	2.8%	3,107	3.7%	3,214	3.3%
Certificates of deposit	15,990	4.5%	8,345	5.2%	14,601	4.9%

Total deposits	$18,938	4.3%	$11,452	4.8%	$17,815	4.6%

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Please refer to "Consolidated Risk Management Discussion—CAMELS Framework for Risk Management—Sensitivity to Market Risk" as well as "Item 1A. Risk Factors" of this Form 10-Q for quantitative and qualitative disclosure about market risk.

ITEM 4.    CONTROLS AND PROCEDURES

        The management of Indymac is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Indymac's disclosure controls and procedures. Based on that evaluation, management concluded that Indymac's disclosure controls and procedures as of March 31, 2008 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC's rules and forms.

        There have been no changes in the Company's internal control over financial reporting during the first quarter ended March 31, 2008 that has materially affected or is reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 1.    FINANCIAL STATEMENTS

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$808	$562
Securities classified as trading	1,115	1,222
Securities classified as available for sale	5,504	6,106
Loans held for sale (includes $2,411 carried at fair value at March 31, 2008)	3,325	3,775
Loans held for investment, net of allowance for loan losses of $483 and $398 at March 31, 2008 and December 31, 2007, respectively	16,243	16,099
Mortgage servicing rights	2,560	2,495
Other assets	2,750	2,475

Total assets	$32,305	$32,734

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$18,938	$17,815
Advances from Federal Home Loan Bank	10,359	11,189
Other borrowings	633	652
Other liabilities	925	1,243

Total liabilities	30,855	30,899

Perpetual preferred stock in subsidiary	491	491
Shareholders' Equity:
Preferred stock—authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock—authorized, 200,000,000 shares of $0.01 par value; issued 115,927,779 shares and 108,860,912 shares at March 31, 2008 and December 31, 2007, respectively	1	1
Additional paid-in-capital	1,801	1,750
Accumulated other comprehensive loss	(382)	(139)
Retained earnings	56	239
Treasury stock	(517)	(507)

Total shareholders' equity	959	1,344

Total liabilities and shareholders' equity	$32,305	$32,734

The accompanying notes are an integral part of these consolidated financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in millions, except per share data)

	Three Months Ended March 31
	2008	2007
Interest income
Mortgage-backed and other securities	$127	$92
Loans held for sale	79	252
Loans held for investment	256	173
Other	16	16

Total interest income	478	533

Interest expense
Deposits	217	132
Advances from Federal Home Loan Bank	137	175
Other borrowings	13	91

Total interest expense	367	398

Net interest income	111	135
Provision for loan losses	132	11

Net interest income (expense) after provision for loan losses	(21)	124

Non-interest income
Gain on sale of loans	92	118
Service fee income	193	49
Loss on mortgage-backed securities	(160)	(5)
Fee and other income	39	16

Total non-interest income	164	178

Net revenues	143	302

Non-interest expense
Operating expenses	316	214
Restructuring charges	72	—
REO related expenses	47	2

Total non-interest expense	435	216

Earnings (loss) before provision (benefit) for income taxes and minority interests	(292)	86
Provision (benefit) for income taxes	(118)	34

Net earnings (loss) before minority interests	(174)	52
Minority interests	10	—

Net earnings (loss)	$(184)	$52

Earnings (loss) per share:
Basic	$(2.27)	$0.72
Diluted(1)	$(2.27)	$0.70
Weighted average shares outstanding:
Basic	81,177	72,297
Diluted(1)	81,177	74,305
Dividends declared per share	$—	$0.50

(1)
Due to the net loss for the quarter ended March 31, 2008, no potentially dilutive shares are included in the diluted loss per share calculation as including such shares in the calculation would be anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in millions)

	Shares Outstanding	Common Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2006	73,017,356	$1	$1,598	$(31)	$983	$(523)	$2,028
Comprehensive income:
Net earnings	—	—	—	—	52	—	52
Other comprehensive income (loss), net of tax:
Net unrealized gain on MBS available for sale	—	—	—	5	—	—	5
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(3)	—	—	(3)

Total comprehensive income							54

Exercises of common stock options	100,230	—	—	—	—	3	3
Exercises of warrants	63,888	—	1	—	—	—	1
Compensation expense for common stock options	—	—	3	—	—	—	3
Deferred compensation and restricted stock amortization, net of forfeitures	434,769	—	4	—	—	(1)	3
Purchases of common stock	(37,277)	—	—	—	—	(1)	(1)
Cash dividends	—	—	—	—	(36)	—	(36)

Balance at March 31, 2007	73,578,966	$1	$1,606	$(29)	$999	$(522)	$2,055

Balance at December 31, 2007	80,885,421	$1	$1,750	$(139)	$239	$(507)	$1,344
Cumulative-effect adjustment due to adoption of SFAS 159	—	—	—	—	1	—	1
Comprehensive loss:
Net loss	—	—	—	—	(184)	—	(184)
Other comprehensive income (loss), net of tax:
Net unrealized loss on MBS available for sale	—	—	—	(230)	—	—	(230)
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(15)	—	—	(15)
Change in pension liability	—	—	—	2	—	—	2

Total comprehensive loss							(426)

Issuance of common stock	7,067,104	—	39	—	—	—	39
Compensation expense for common stock options	—	—	2	—	—	—	2
Deferred compensation and restricted stock amortization, net of forfeitures	(122,461)	—	10	—	—	(10)	—
Purchases of common stock	(2,582)	—	—	—	—	—	—

Balance at March 31, 2008	87,827,482	$1	$1,801	$(382)	$56	$(517)	$959

The accompanying notes are an integral part of these consolidated financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(184)	$52
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Gain on sale of loans	(92)	(117)
Compensation expense related to stock options and restricted stock	2	5
Other amortization and depreciation	21	34
Change in valuation of mortgage servicing rights	—	87
Loss on mortgage-backed securities, net	160	5
Provision for loan losses	132	11
Provision (benefit) for deferred income taxes	(118)	33
Net (increase) decrease in other assets and liabilities	84	(238)

Net cash used in operating activities before activity for trading securities and loans held for sale	(163)	(129)
Net (purchases) sales of trading securities	(19)	25
Net (purchases and originations) sales of loans held for sale	(351)	(957)

Net cash used in operating activities	(533)	(1,061)

Cash flows from investing activities:
(Additions to) repayments on loans held for investment, net	(159)	616
Proceeds from sales of loans held for investment	417	146
Purchases of mortgage-backed securities available for sale	(181)	(282)
Proceeds from sales of and principal payments from mortgage-backed securities available for sale	389	579
Net increase in investment in FHLB stock, at cost	(3)	(44)
Net sale (purchases) of property, plant and equipment	13	(21)

Net cash provided by investing activities	476	994

Cash flows from financing activities:
Net increase in deposits	1,114	553
Net increase in advances from Federal Home Loan Bank	(830)	(63)
Net decrease in borrowings	(20)	(325)
Net proceeds from issuance of common stock	39	—
Redemption of trust preferred securities	—	(28)
Net proceeds from stock options, warrants and notes receivable	—	4
Cash dividends paid	—	(37)
Purchases of common stock	—	(1)

Net cash provided by financing activities	303	103

Net increase in cash and cash equivalents	246	36
Cash and cash equivalents at beginning of period	562	542

Cash and cash equivalents at end of period	$808	$578

Supplemental cash flow information:
Cash paid for interest	$490	$358

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$712	$404

Net transfer of loans held for investment to loans held for sale	$—	$960

The accompanying notes are an integral part of these consolidated financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        IndyMac Bancorp, Inc. is a savings and loan holding company. References to "IndyMac Bancorp" or the "Parent Company" refer to the parent company alone while references to "Indymac," the "Company," "we" or "us" refer to Indymac Bancorp and its consolidated subsidiaries.

        The consolidated financial statements of Indymac are prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the Securities and Exchange Commission's ("SEC") instructions on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The foregoing financial statements are unaudited, however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

        The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the allowance for loan losses ("ALL"), lower of cost or market ("LOCOM") on certain loans held for sale ("HFS"), secondary market reserves, estimates for loans carried at fair value in the HFS portfolio and the valuation of our hedging instruments, mortgage servicing rights ("MSRs"), AAA-rated and agency interest-only and principal-only securities, late fee securities, prepayment penalty securities, non-investment grade securities and residual interests for which active markets do not exist. Actual results may differ significantly from those estimates and assumptions. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in Indymac's 2007 Form 10-K.

NOTE 2—NEWLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 prospectively on January, 1, 2008, with no cumulative-effect adjustment to beginning retained earnings.

        In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company elected the fair value option effective January 1, 2008 for certain

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE 2—NEWLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS (Continued)

existing and new loans held for sale. Upon adoption, we recognized a cumulative-effect adjustment to beginning retained earnings as of January 1, 2008 of $1 million relating to the adoption of SFAS 159 for certain existing reverse mortgage loans.

        In October 2007, the SEC issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"), to provide guidance regarding written loan commitments accounted for at fair value through earnings. The SEC determined the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The Company adopted SAB 109 prospectively for derivative loan commitments issued or modified beginning January 1, 2008. This adoption did not have a material impact on the consolidated financial statements.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), to expand disclosure requirements for an entity's derivative and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. In order to meet these requirements, entities shall include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company plans to adopt this Statement on January 1, 2009 and there should be no impact as this Statement only addresses disclosures.

NOTE 3—SEGMENT REPORTING

        The Company operates through two primary segments: mortgage banking and thrift. For more information regarding each segment as well as the accounting methodology used for reporting segment financial results, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Business Segment Results". Commercial mortgage banking, mortgage banking overhead, elimination and other, and corporate overhead costs, such as corporate salaries and related expenses, excess capital and non-recurring corporate items not allocated to the operating channels, are included in the "Other" column in the tables below.

        As conditions in the U.S. mortgage market have deteriorated, we have exited certain production channels and are reporting them in a separate category in our segment reporting. These exited production channels include the conduit, home equity and homebuilder divisions. These activities are not considered discontinued operations as defined by FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", due to our substantial continuing involvement.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE 3—SEGMENT REPORTING (Continued)

        The following presents segment information for the periods indicated (dollars in millions):

						Conduit, Home Equity, Homebuilder Divisions and Restructuring Charge
	Mortgage Banking Segment
	Mortgage Production Division	Mortgage Servicing Division	Thrift Segment	Other	Total On-Going Business		Total Company
Three months ended March 31, 2008
Net interest income (expense)	$10	$(22)	$92	$24	$104	$7	$111
Net revenues (expense)	166	65	(53)	15	193	(50)	143
Net earnings (loss)	(17)	20	(64)	(39)	(100)	(84)	(184)
Allocated average capital	196	349	668	(60)	1,153	142	1,295
Assets as of March 31, 2008	$2,026	$3,713	$22,097	$1,673	$29,509	$2,796	$32,305
Return on equity	(36)%	23%	(38)%	N/A	(35)%	(240)%	(57)%
Three months ended March 31, 2007
Net interest income (expense)	$30	$(5)	$47	$21	$92	$43	$135
Net revenues (expense)	158	60	47	(1)	264	38	302
Net earnings (loss)	43	25	18	(47)	39	13	52
Allocated average capital	441	332	619	169	1,561	472	2,033
Assets as of March 31, 2007	$5,053	$3,119	$13,927	$1,036	$23,135	$6,559	$29,694
Return on equity	40%	30%	12%	N/A	10%	11%	10%

NOTE 4—SHARE-BASED COMPENSATION

        The Company has two stock incentive plans, the 2002 Incentive Plan, as amended and restated, and the 2000 Stock Incentive Plan, as amended (collectively, the "Plans"), which provide for the granting of non-qualified and incentive stock options, restricted and performance stock awards, and other awards to employees (including officers) and directors. Options granted under the Plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant, and generally vest based on one, three or five years of continuous service. Grants issued after April 25, 2006 will expire in seven years from the grant date, while grants issued prior to April 26, 2006 have a ten-year term. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plans). The fair value of each option award is estimated on the date of grant using an enhanced binomial lattice model.

        The following presents the assumptions used in the valuations for options granted during the periods indicated:

Three Months Ended March 31
	2008	2007
Expected volatility	59.34 - 86.84%	26.68 - 30.20%
Expected dividends	—%	5.08 - 6.76%
Weighted average expected term (in years)	4.60 - 5.30	5.20 - 5.50
Risk-free rate	2.35 - 3.32%	4.58 - 4.82%

        Expected volatilities are based on the historical volatility of the Company's common stock and other factors. For the enhanced binomial valuation model, the Company uses historical data to estimate assumptions for expected stock option exercise and expected employee termination rates. The expected term of stock options granted is derived from the output of the binomial model and represents the period

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE 4—SHARE-BASED COMPENSATION (Continued)

of time that stock options granted are expected to be outstanding. The range given above results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

        The following presents the impact of stock option compensation cost to the statement of operations during the periods indicated (dollars in millions except per share data):

	Three Months Ended March 31
	2008	2007
Stock option compensation cost, before tax	$2	$3
Stock option compensation cost, after tax	$1	$2
Effect on basic earnings per share	$0.01	$0.02
Effect on diluted earnings per share	$0.01	$0.02

        There were 2,494,550 options granted during the quarter ended March 31, 2008 with weighted average grant date fair value of $3.83. During the quarter ended March 31, 2007, the Company granted 1,088,913 options with a weighted average grant date fair value of $5.43. There were no option exercises during the quarter ended March 31, 2008. The total fair value of options exercised during the quarter ended March 31, 2007 was $1 million.

        As of March 31, 2008, there was $13 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Plans. That cost is expected to be recognized in less than five years. The total fair value of shares vested was $6 million for the quarters ended March 31, 2008 and 2007.

        Cash received from options exercised under the Plans and the actual tax benefit for the tax deductions from stock options exercised for the quarter ended March 31, 2007 was $3 million and $0.4 million, respectively. To the extent the tax deductions exceed the amount previously expensed for financial accounting purposes, the related tax benefit on the excess is credited to equity, but only if that benefit can be realized currently.

        The Company recorded compensation cost of $2 million and $3 million related to the restricted stock granted under the Plans for the quarters ended March 31, 2008 and 2007, respectively.

        The following presents restricted stock activity under the Plans during the three months ended March 31, 2008:

Restricted Stock:	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2007	1,000,440	$33.13
Vested	(171,532)	$35.79
Canceled and forfeited	(122,615)	$31.72

Outstanding at March 31, 2008	706,293	$32.73

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS

        Fair value measurements were determined for certain assets and liabilities measured at fair value in the consolidated financial statements, and for fair value disclosures. The Company's trading and available for sale securities, derivatives, agency-eligible mortgage loans HFS, reverse mortgage loans HFS, and MSRs are measured at fair value on a recurring basis. Additionally, periodically, other assets may be required to be measured at fair value in the financial statements on a non-recurring basis. Examples of such measurements are non-agency-eligible mortgage loans HFS, certain impaired loans, and certain other assets. Non-recurring fair value measurements generally relate to the application of LOCOM accounting.

        Upon adoption of SFAS 159 on January 1, 2008, we elected to re-measure existing reverse mortgage loans that were held for sale at fair value. Additionally, we elected to measure certain mortgage loans, and reverse mortgage loans, prospectively at fair value. We believe our election of the fair value option for the aforementioned instruments will reduce timing differences between economic hedges and the instruments for with the fair value option was elected. Upon adoption, we recognized a cumulative-effect adjustment to beginning retained earnings as of January 1, 2008 of $1 million relating to the adoption of SFAS 159 for certain existing reverse mortgage loans.

        SFAS 157 was adopted on January 1, 2008 and provides a framework for measuring fair value and expands disclosure requirements for measuring fair value. As such, the disclosures required by SFAS 159 and SFAS 157 have been combined herein.

        SAB 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"), to provide guidance regarding written loan commitments accounted for at fair value through earnings. The SEC determined the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The Company adopted SAB 109 prospectively for derivative loan commitments issued or modified beginning January 1, 2008. This adoption did not have a material impact on the consolidated financial statements.

        SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability. The price assumes an orderly transaction between willing market participants at the measurement date. The expanded disclosures required by SFAS 157 include classification of fair value measurements within a three-level hierarchy (Level 1, Level 2 and Level 3). Classification of a fair value measurement within the hierarchy is dependent on the classification and significance of the inputs used to determine the fair value measurement. Observable inputs are those that are observed, implied from, or corroborated with, externally available market information. Unobservable inputs represent our estimates of market participants' assumptions.

        Inputs to fair value measurements are classified in the following manner:

          Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

          Level 2—Inputs, excluding those included in Level 1, are either observable prices for identical assets or liabilities in inactive markets, observable prices for similar assets or liabilities, or other inputs that are derived directly from, or through correlation to, observable market data at the measurement date.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          Level 3—Inputs reflect a valuation determined based on our internal models calibrated to the market using assumptions at the measurement date that a market participant would use.

        It is a requirement of SFAS 157, and our objective, to maximize the use of observable inputs within our fair value measurements. The level of a fair value measurement within the hierarchy is dependent on the lowest level input with a significant impact on the measurement as a whole. If quoted market prices are available at the measurement date, or are available for similar instruments, such prices are used in our measurements. If observable market data is not available at the measurement date, our judgment is required to measure fair value.

        The following is a description of our measurement techniques for items recorded at fair value on a recurring basis, a non-recurring basis, and financial instruments not measured at fair value.

        Securities Classified as Trading or Available For Sale.    These securities are recorded at fair value and consist primarily of AAA-rated non-agency and certain other investment grade and non-investment grade mortgage-backed securities. Other instruments classified as trading or available for sale include interest-only and principal-only securities, prepayment penalty and late fee securities, and residual interests. Fair value measurements are based upon quoted prices for identical or similar securities, if available. If quoted prices are not available, the fair value of the securities are measured based upon our expectation of inputs other market participants would use. Such assumptions include our judgments about the underlying collateral, prepayment speeds, credit losses, and certain other factors. Given the market disruption and lack of observable market data as of March 31, 2008, the fair value of trading and available for sale securities were measured using significant internal expectations of market participants' assumptions. Therefore, such measurements were disclosed as Level 3.

        Loans Held For Sale.    Pursuant to our adoption of SFAS 159, we elected to carry the majority of our mortgage loans HFS at fair value. This election included reverse mortgage loans HFS existing as of January 1, 2008, and new reverse mortgage loans and certain other mortgage loans, prospectively. Loans HFS for which the fair value option was not elected are carried at LOCOM. Level 2 measurements include the majority of our loans for which we elected the fair value option. Such measurements are derived based upon observable market data, including whole-loan transaction pricing, and similar market transactions, adjusted for portfolio composition, servicing value, and market conditions. The remainder of our loans HFS are carried at LOCOM, and therefore represent non-recurring measurements. When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2. If market pricing is not available, such measurements are significantly impacted by our expectations of other market participants' assumptions, and are considered Level 3 measurements.

        Mortgage Servicing Rights.    MSRs are recorded at fair value. MSRs do not trade in an active market, and therefore, the fair value measurement is subject to significant judgment surrounding our expectations of market participants' assumptions. Fair value is measured using a discounted cash flow technique, including prepayment, loss, and discount assumptions. The fair value measurement is Level 3.

        Commitments to Purchase and Originate Loans.    Derivatives are recorded at fair value. The fair value is measured based upon the difference between the current fair value of similar loans (as determined above under "Loans Held for Sale") and the price at which we have committed to purchase or originate

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

the loans, subject to the anticipated loan funding probability, or fall out factor. Given the significant and subjective nature of the fall out factor, such measurements are Level 3.

        Forward Rate Agreements, Interest Rate Swaps, Interest Rate Swaptions and other derivatives.    Derivatives are recorded at fair value. Quoted prices are used to value our listed derivatives and are Level 1 measurements. The majority of our derivatives are traded in the over-the-counter market where quoted prices for identical contracts are not readily available. Therefore, such derivatives are valued using our internal cash flow models using inputs primarily derived from, or corroborated to, market observable date. Inputs may include interest rate curves, and interest rate and option volatilities. These fair value measurements are Level 2.

Assets & Liabilities Measured at Fair Value on a Recurring Basis

        The following presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (dollars in millions):

	Level 1	Level 2	Level 3	Counterparty & Collateral Netting(1)	Total
Category:
Mortgage-backed securities—trading	$—	$—	$1,119	$—	$1,119
Mortgage-backed securities—available for sale	—	41	5,464	—	5,505
Loans—held for sale	—	1,485	926	—	2,411
Mortgage servicing rights	—	—	2,560	—	2,560
Derivative—assets(1)	220	598	18	(414)	422

Total recurring assets:
March 31, 2008	$220	$2,124	$10,087	$(414)	$12,017

January 1, 2008	$216	$7,921	$3,652	$(740)	$11,049

Level 3 recurring assets measured at fair value as % of total recurring assets:
March 31, 2008					83.94%

January 1, 2008					33.05%

Derivative—liabilities(1)	$90	$(622)	$—	$414	$(118)

Total recurring liabilities:
March 31, 2008	$90	$(622)	$—	$414	$(118)

January 1, 2008	$98	$(861)	$—	$(740)	$(1,503)

(1)
Amount represents the impact of counterparty netting; netting among positions classified within the same level is included within that level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, as well as cash collateral.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following presents a reconciliation of changes in Level 3 measurements during the quarter ended March 31, 2008 (in millions). It should be noted that Level 3 instruments may be hedged with instruments disclosed as Level 1 and Level 2. Therefore, the gains and losses disclosed below do not include any potential offsetting gains and losses of hedging instruments disclosed outside of Level 3.

	Total realized and unrealized gains or losses
	Included in income
	December 31, 2007	Gain (loss) on mortgage loan origination/sales activities	Service fee income	Gain (loss) on mortgage- backed securities	Total Included in Income	Included in OCI	Total Gains (Losses)	Purchases, sales, settlements and issuances, net	Net transfers in and (out) of Level 3(1)	March 31, 2008
Category:
Securities—trading	$436	$—	$—	$(7)	$(7)	$—	$(7)	$12	$677	$1,119
Securities—available for sale	66	—	—	—	—	(1)	(1)	25	5,374	5,464
Loans—held for sale	647	3	—	—	3	—	3	276	—	926
Mortgage servicing rights	2,495	—	(70)	—	(70)	—	(70)	135	—	2,560
Rate locks commitments	8	10	—	—	10	—	10	—	—	18

	Total gain (loss)—realized and unrealized(2)				$(64)

(1)
When pricing service quotes are not available or incomparable to additional market information, we may use alternate techniques which could result in Level 3 prices. During the quarter ended March 31, 2008, there was additional lack of transparency resulting in increased Level 3 classifications. Transfers into Level 3 consisted primarily of mortgage-backed securities.

(2)
Amount includes $27 million of income statement gains attributed to temporary changes in fair value, amortization, accretion and other-than-temporary impairments are not considered unrealized and thus are not included in the $27 million.

Financial Assets Measured at Fair Value on a Non-recurring Basis

        From time to time, we are required to measure certain assets at fair value in accordance with U.S. GAAP. Generally, these adjustments are the result of LOCOM accounting. The following presents the fair value measurements of assets recorded at fair value on a non-recurring basis as of March 31, 2008 (in millions):

	Level 1	Level 2	Level 3	Total	Losses for the quarter ended March 31, 2008
Category:
Loans—held for sale	$—	$914	$—	$914	$(9)

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Option

        The following presents the differences between the fair value of loans for which we elected the fair value option under SFAS 159 and the unpaid principal balance we are contractually entitled to receive at maturity (in millions):

March 31, 2008
Category:	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less unpaid principal
Loans held for sale—carried at fair value:
Total loans	$2,411	$2,379	$32
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—

NOTE 6—RESTRUCTURING CHARGE

        In January 2008, the Company executed key initiatives to reduce both labor and non-labor costs and improve operating efficiencies in response to the significant changes to its business model and market conditions. As part of the program, the Company reduced its global workforce by approximately 2,450 people, including outsourced and temporary vendors, resulting in a charge of approximately $35 million. Included in the restructuring charge was approximately $27 million resulting from the closure of regional wholesale mortgage centers, and other lease and contract termination costs. Approximately $10 million relating to information technology, terminated credit facility, and other costs was also included in the restructuring charge. The Company does not expect to incur additional charges relating to these restructuring activities subsequent to March 31, 2008.

        For segment reporting purposes, the restructuring charges were recorded in the "Conduit, Home Equity, Homebuilder Divisions and Restructuring Charges" segment.

        The following summarizes the restructuring liability balance recorded in other liabilities at March 31, 2008, and the related activity during the three months ended March 31, 2008 (in millions):

	Severance and Benefits	Lease Termination Benefits	Other Costs	Total Restructuring Liability
Balance at December 31, 2007	$—	$—	$—	$—
Additions	35	27	10	72
Utilized:
Cash	(29)	(1)	(3)	(33)
Non-cash	—	(11)	(7)	(18)

Balance at March 31, 2008	$6	$15	$—	$21

        The liability related to the severance and benefits is expected to be paid by the third quarter of 2008. The liability related to the lease termination costs is expected to be paid over the remaining terms of the leases, which expire in the years 2008 through 2016.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE 7—SUBSEQUENT EVENTS

        IndyMac Bank traded $335 million in non-agency whole loans on April 1, 2008 which were subsequently contributed into a private label securitization, which settled on April 15, 2008. Approximately $235 million of AAA-rated MBS were sold to third parties and Indymac Bank retained approximately $100 million in bonds. Other investors have expressed similar interest in these types of bonds, so we will continue to pursue these transactions as a key part of our balance sheet reduction and capital generation strategy.

        On April 11, 2008, the Management Development and Compensation Committee of the Board of Directors agreed to Indymac's Chief Executive Officer's ("CEO") request to cancel his fully vested option to purchase 1,000,000 shares of IndyMac Bancorp common stock. The CEO and Indymac entered into an Option Cancellation Agreement effective April 9, 2008. The Option Cancellation Agreement does not provide Mr. Perry any additional stock option grants or any compensation in lieu of the cancelled option.

        Effective May 7, 2008, in order to preserve capital, the Board of Directors of IndyMac Bancorp and the Bank made the prudent decision to exercise our contractual rights to defer until further notice the quarterly interest on IndyMac Bancorp's WIRES and trust preferred securities and to suspend until further notice the regular quarterly dividend on the Bank's Series A Preferred Stock, as this represents the most efficient and least dilutive means of generating capital in the current environment. The contractual provisions in these preferred securities that allow us to take these actions were clearly put in place for extraordinary times and events such as we are now experiencing, and the presence of these provisions is one reason why these preferred securities are considered "core" capital for regulatory purposes. Taking these actions will improve our cash flow by $7.4 million per quarter at the holding company, enabling us to contribute more capital to the Bank and preserve capital of $10.6 million per quarter (which also flows directly to earnings) directly at the Bank. There can be no assurance when we will be able to resume interest payments or dividends, which could result in the right of the holders of the Bank Preferred to appoint two directors if dividends are not resumed within six quarters.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of legal actions. Certain of such actions involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company's sales, loan origination and collection efforts, and other federal and state banking laws. Certain of such actions include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. The Company reviews these actions on an on-going basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies" when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the evidence discovered and in its possession, the strength of probable witness testimony, the viability of its defenses and the likelihood of prevailing at trial or resolving the matter through alternative dispute resolution. Due to the difficulty of predicting the outcome of such actions, the Company can give no assurance that it will prevail on all claims made against it; however, the Company believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the likely final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries' financial position, but may have a material impact on the results of operations of particular periods.

ITEM 1A.    RISK FACTORS

        Indymac's 2007 Form 10-K presents on pages 68 to 77 a comprehensive set of risk factors that may impact the Company's future results. Given recent developments in the mortgage, housing and secondary markets, we are adding the following:

RISKS RELATED TO VALUATION OF OUR ASSETS

        If current state of the capital markets persists, it could adversely affect the value of our MBS portfolio and our earnings.

        The capital markets have taken another turn for the worse with credit spreads widening significantly due to disrupted market conditions caused by uncertainty in the U.S. housing and mortgage markets, renewed margin calls by Wall Street repo lenders on mortgage real estate investment trust and hedge funds, and other economic and financial uncertainties. Spreads on everything from relatively risk-free instruments, such as Fed Funds to LIBOR and U.S. Treasuries to Fannie Mae and Freddie Mac MBS, have widened substantially at or near all-time historic levels. Spreads between Treasuries and other instruments, in particular, non-GSE mortgage assets, are difficult to ascertain, given the fact that there are virtually no new non-GSE mortgage securities issuances and the only resale activity is a handful of distressed sales. If current market conditions persist, it could adversely affect the value of our MBS portfolio and our earnings.

RISKS RELATED TO THE REGULATION OF OUR INDUSTRY

        Any deterioration in our regulatory capital position could adversely affect our operations and could subject us to supervisory restrictions from our regulatory authorities.

        The banking industry, in general, is heavily regulated. As a savings and loan holding company, we are subject to regulation by the OTS, and Indymac Bank is subject to regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). OTS regulations specify minimum capital ratio requirements that must be maintained by a savings association to be considered a "well-capitalized" institution. A "well-capitalized" savings association must have a total risk-based capital ratio of at least 10% of risk-weighted assets, a Tier 1 risk-based capital ratio of at least 6% of risk-weighted assets, and a Tier 1 (core) capital ratio (sometime known as the"leverage ratio") of at least 5% of adjusted total assets. A savings association that falls below any one of these thresholds must maintain total risk-based capital of 8%, Tier 1 risk-based capital of 4%, and a Tier 1 (core) capital ratio of 4% in order to be considered "adequately capitalized." If any of the ratios fall below the "adequately capitalized" levels, then the association is deemed "undercapitalized" and becomes subject to various automatic and discretionary remedial actions by the OTS. As of March 31, 2008, Indymac Bank's capital ratios met the requirements of a "well-capitalized" institution under the prompt corrective action and regulatory capital regulations. However, there can be no assurances that we will be able to maintain the status of a "well-capitalized" institution in the future.

        If we were classified as an "adequately capitalized" institution, we might not be able to use brokered deposits as a source of funds. A "well-capitalized" savings association or bank may accept brokered deposits without restriction. An "adequately capitalized" savings association must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits. In addition, certain interest-rate limits apply to the association's brokered and solicited deposits. Our brokered and solicited deposits represent funds that brokers gather from third parties and package in batches or that we solicit directly and on which we pay higher interest rates than are typically available for certificates of deposits. Although an institution could seek permission from the FDIC to accept brokered deposits if it were no longer considered to be a "well-capitalized" institution, the FDIC may deny permission, or may permit the institution to accept fewer brokered deposits than the level considered desirable. Even with a waiver, the interest rate limitations on brokered and solicited deposits could have the effect of reducing demand for some of the deposit products. If our level of deposits were to be reduced, either by the lack of a full brokered deposit waiver or by the interest rate limits on brokered or solicited deposits, we anticipate that we would reduce our assets and, most likely, curtail our lending activities. Other possible consequences of classification as an "adequately capitalized" institution include the potential for increases in our borrowing costs and terms from the FHLB and other financial institutions, as well as in our premiums to the Deposit Insurance Fund administered by the FDIC to insure bank and savings association deposits and in our assessment payments to OTS. Such changes could have an adverse effect on our operations.

        In addition, the OTS and the FDIC have broad discretion to impose various restrictions or remedial requirements upon us when they deem it appropriate which may adversely affect our operations. Although we are not currently under any such restrictions or subject to any such remedial requirements, such supervisory restrictions may include:

  •
  Restrictions on adding or changing directors or senior executive officers without giving prior notice to the OTS;

  •
  Prior review by the OTS of all employment contracts or compensation arrangements, including severance payments, to directors and senior executive officers;

  •
  Restrictions on increasing our assets during any quarter in excess of established thresholds; and

  •
  Restrictions on the payment of dividends or capital distributions, the issuance of debt securities or other incurrence of debt, and payments of any kind in excess of established thresholds, without the prior written approval of the OTS.

        Limits on the ability of the GSEs to purchase loans could affect our results.

        We sell a significant portion of our mortgage loan production to the GSEs. Any new limits on the balance sheets of the GSEs or otherwise on their ability to purchase loans that we produce could cause us to hold more loans in our portfolio than we currently anticipate and to reduce future production, and could have an adverse effect on the results of our operations.

        Legislative or other government action to provide mortgage relief may negatively impact our business.

        As delinquencies, defaults and foreclosures in and of residential mortgages have increased dramatically, there are several federal, state and local initiatives that would, if made final, restrict our ability to foreclose and resell the property of a customer in default. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms is likely to negatively impact our business, financial condition, liquidity and results of operations. These initiatives have come in the form of proposed legislation and regulations, including those pertaining to federal bankruptcy laws, government investigations and calls for voluntary standard setting.

        Regardless of whether a specific law is proposed or enacted, there are several federal and state government initiatives that seek to obtain the voluntary agreement of servicers to subscribe to a code of conduct or statement of principles or methodologies when working with borrowers facing foreclosure on their homes. Generally speaking, the principles call for servicers to reach out to borrowers with adjustable rate mortgages before their loans "reset" with higher monthly payments that might result in a default by a borrower and seek to modify loans prior to the reset. Applicable servicing agreements, federal tax law and accounting standards generally limit the ability of a servicer to modify a loan before the borrower has defaulted on the loan or the servicer has determined that a default by the borrower is reasonably likely to occur. Servicing agreements generally require the servicer to act in the best interests of the investors or at least not to take actions that are materially adverse to the interests of the investors. Compliance with the code or principles contemplated by various federal and state initiatives must conform to these other contractual, tax and accounting standards. As a result, servicers have to confront competing demands from consumers and those advocating on their behalf to make home retention the overarching priority when dealing with borrowers in default, on the one hand, and the requirements of investors to maximize returns on the loans, on the other. If we are unable to strike the right balance between these demands and requirements, the results of our operations could be adversely affected.

        Proposed legislation to modernize the Federal financial regulatory structure could have an adverse effect on our business.

        On March 31, 2008, the U.S. Treasury Department issued a report recommending ways in which the federal financial regulatory structure could be modernized. With respect to the banking industry, the report recommends the elimination of the federal thrift charter and transition to the national bank charter over a two-year period and the merger of the OTS into the Office of the Comptroller of the Currency, the administrator of the national banks. Additionally, the report recommends the consolidation of all federal banking regulators into a single new bank regulator and the establishment of a single federal bank charter. There can be no assurance that the report will result in legislation, that any legislation would ultimately be enacted, or, if enacted, of the effect that such legislation would have on our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        There were no unregistered sales of equity securities during the three months ended March 31, 2008.

        The following summarizes share repurchase activities during the three months ended March 31, 2008:

	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value (In Million) of Shares that may yet be Purchased Under the Plans or Programs(2)
Calendar Month:
January 2008	113	$12.04	—	$300
February 2008	2,469	$10.66	—	$300
March 2008	—	$—	—	$300

Total	2,582	$10.72	—	$300

(1)
All shares purchased during the periods indicated represent withholding of a portion of shares to cover taxes in connection with vesting of restricted stock.

(2)
Our Board of Directors previously approved a $500 million share repurchase program. Since its inception in 1999, we have repurchased a total of 28 million shares through this program. In January 2007, we obtained an authorization from the Board of Directors to repurchase an additional $236 million of common stock for a total current authorization of up to $300 million.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of IndyMac Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to IndyMac Bancorp's Form 10-Q for the quarter ended September 30, 2000).
3.2*	Amended and Restated Bylaws of IndyMac Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to IndyMac Bancorp's Form 8-K filed with the SEC on September 21, 2007).
10.22*
Amended and Restated Employment Agreement entered into September 18, 2006 between IndyMac Bancorp, Inc. and Michael W. Perry, amended on September 17, 2007 and further amended on February 15, 2008 (incorporated by reference to Exhibit 10.22 to IndyMac Bancorp's Form 10-K filed with the SEC on February 29, 2008).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDYMAC BANCORP, INC. (Registrant)
	By:	/s/ MICHAEL W. PERRY Michael W. Perry Chairman of the Board of Directors and Chief Executive Officer
Date: May 12, 2008
	By:	/s/ S. BLAIR ABERNATHY S. Blair Abernathy Executive Vice President and Chief Financial Officer
Date: May 12, 2008

QuickLinks

PART I. FINANCIAL INFORMATION
  FORWARD-LOOKING STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  OVERVIEW AND NARRATIVE SUMMARY OF CONSOLIDATED FINANCIAL RESULTS
  SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS
  SUMMARY OF BUSINESS SEGMENT RESULTS
  MORTGAGE BANKING SEGMENT
MORTGAGE PRODUCTION DIVISION
  Loan Production
  Loan Sale and Distribution
MORTGAGE SERVICING DIVISION
  THRIFT SEGMENT
MORTGAGE-BACKED SECURITIES DIVISION
SFR MORTGAGE LOANS HFI DIVISION
CONSUMER CONSTRUCTION DIVISION
  ELIMINATIONS & OTHER SEGMENT
  CORPORATE OVERHEAD SEGMENT
  DISCONTINUED BUSINESS ACTIVITIES AND RESTRUCTURING CHARGES
CONDUIT CHANNEL
HOME EQUITY DIVISION
HOMEBUILDER DIVISION
  CONSOLIDATED RISK MANAGEMENT DISCUSSION
  CAMELS FRAMEWORK FOR RISK MANAGEMENT
CAPITAL
  Capital Ratios
  Capital Management and Allocation
ASSET QUALITY
  Non-Performing Assets
  Allowance for Loan Losses
  Credit Discounts
  Secondary Market Reserve
  Credit Reserves Embedded in Non-Investment Grade and Residual Securities
MANAGEMENT
EARNINGS
  Impact of Recent Changes in Fair Value Accounting in our Financial Results
Fair Value of Financial Instruments
LIQUIDITY
  Principal Sources of Cash
Loan Sales and Securitizations
Deposits/Retail Bank
Advances from the Federal Home Loan Bank
Other Borrowings
Trust Preferred Securities, Warrants and Bank Preferred Stock
  Warrants and Income Redeemable Equity Securities
  Trust Preferred Securities
  Indymac Bank's Preferred Stock
Direct Stock Purchase Plan
SENSITIVITY TO MARKET RISK
  Net Interest Margin
  Net Interest Margin by Segment
  Loans Held for Sale and Pipeline Hedging
  Hedging Interest Rate Risk on Servicing-Related Assets
  Value-At-Risk
  Net Portfolio Value
  EXPENSES
  PROSPECTIVE TRENDS AND FUTURE OUTLOOK
  OFF-BALANCE SHEET ARRANGEMENTS
  AGGREGATE CONTRACTUAL OBLIGATIONS
  CRITICAL ACCOUNTING POLICIES AND JUDGMENTS
  Fair Value of Financial Instruments
  OTHER CONSIDERATIONS
  APPENDIX A: ADDITIONAL QUANTITATIVE DISCLOSURES

  TABLE 1. S&P LIFETIME LOSS ESTIMATES
  TABLE 2. PRODUCTION BY PRODUCT—FICO AND CLTV
  TABLE 3. SFR MORTGAGE LOAN PRODUCTION AND PIPELINE BY PURPOSE
  TABLE 4. SFR MORTGAGE LOAN PRODUCTION BY AMORTIZATION TYPE
  TABLE 5. SFR MORTGAGE LOAN PRODUCTION BY GEOGRAPHIC DISTRIBUTION
  TABLE 6. MBR MARGIN
  TABLE 7. SERVICING FEE INCOME
  TABLE 8. MORTGAGE SERVICING RIGHTS ROLLFORWARD
  TABLE 9. LOSS ON MORTGAGE-BACKED SECURITIES
  TABLE 10. UNREALIZED GAINS (LOSSES) OF SECURITIES AVAILABLE FOR SALE
  TABLE 11. MORTGAGE-BACKED SECURITIES BY CREDIT RATING
  TABLE 12. INVESTMENT GRADE MORTGAGE-BACKED SECURITIES VINTAGES
  TABLE 13. MORTGAGE-BACKED SECURITIES BY PRODUCT
  TABLE 14. OTHER RETAINED ASSETS
  TABLE 15. VALUATION OF MSRs, INTEREST-ONLY, PREPAYMENT PENALTY, AND RESIDUAL SECURITIES
  TABLE 16. DEPOSITS BY CHANNEL AND PRODUCT
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  ITEM 1. FINANCIAL STATEMENTS
INDYMAC BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in millions, except per share data)
INDYMAC BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in millions, except per share data)
INDYMAC BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (Unaudited) (Dollars in millions)
INDYMAC BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In millions)
INDYMAC BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008 (Unaudited)
Assets & Liabilities Measured at Fair Value on a Recurring Basis
Financial Assets Measured at Fair Value on a Non-recurring Basis
Fair Value Option
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
RISKS RELATED TO VALUATION OF OUR ASSETS
RISKS RELATED TO THE REGULATION OF OUR INDUSTRY
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS
SIGNATURE